Form 10QSB
period 2007-06-30
Pop Starz Records, Inc.
filed 2007-08-09
CIK 1398488

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________


                       Commission File Number: 333-142907


                             POP STARZ RECORDS, INC.
                             -----------------------
          (Exact name of small business issuer as specified in charter)


                Florida                                76-0835007
                -------                                ----------
    (State or other jurisdiction of            (I.R.S. Employer I.D. No.)
     incorporation or organization)


                              1000 WEST AVE., PH 19
                                 MIAMI, FL 33139
                              ---------------------
                    (Address of principal executive offices)


                                 (305) 407-9052
                                 --------------
                (Issuer's telephone number, including area code)


                                       N/A
                                       ---
          (Former name or former address, if changed since last report)

Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,003,979 shares at August 1, 2007

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                             POP STARZ RECORDS, INC.
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED JUNE 30, 2007

                                      INDEX
                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
            Balance Sheet (Unaudited) As of June 30, 2007 ..................   3
            Statements of Operations (Unaudited) For the Three and Six
              Months Ended June 30, 2007 and for the period from
              July 5, 2006 to June 30, 2007 ................................   4
            Statements of Cash Flows (Unaudited) For the Six Months Ended
              June 30, 2007 and for the period from July 5, 2006 to
              June 30, 2007 ................................................   5
            Notes to Financial Statements (Unaudited) ......................   6
Item 2.  Management's Discussion and Analysis or Plan of Operation .........  14
Item 3.  Controls and Procedures ...........................................  18
PART II - OTHER INFORMATION
Item 1.  Legal Proceedings .................................................  19
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds .......  19
Item 3.  Default Upon Senior Securities ....................................  19
Item 4.  Submission of Matters to a Vote of Security Holders ...............  20
Item 5.  Other Information .................................................  20
Item 6.  Exhibits ..........................................................  20

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this quarterly report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to increase our revenues, develop our brands, implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control.

You should consider the areas of risk described in connection with any forward-looking statements that may be made in our annual report as filed with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this quarterly report in its entirety, Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this quarterly report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

When used in this quarterly report, the terms the "Company," "we," and "us" refers to Pop Starz Records, Inc., a Florida Corporation.

                             POP STARZ RECORDS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                  June 30, 2007
                                   (Unaudited)

                                     ASSETS

Current Assets:
  Cash ...........................................................    $  10,397
  Prepaid expenses ...............................................           49
                                                                      ---------

Total Current Assets .............................................       10,446

Property and equipment, net of accumulated depreciation of $84 ...        2,435

Intangible asset, net of accumulated amortization of $2,647 ......        7,941
                                                                      ---------

TOTAL ASSETS .....................................................    $  20,822
                                                                      =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable ...............................................    $   1,520
  Accrued expenses ...............................................        6,018
  Accrued compensation - related parties .........................       11,000
  Accrued interest - related party ...............................        4,836
  Due to related parties..........................................       36,363
                                                                      ---------

TOTAL CURRENT LIABILITIES ........................................       59,737

LONG-TERM LIABILITIES:
  Notes payable - related party ..................................      110,032
                                                                      ---------

TOTAL LIABILITIES ................................................      169,769
                                                                      ---------

Commitments and contingencies

STOCKHOLDERS' DEFICIT:
  Common stock ($0.01 par value, 100,000,000 shares authorized,
    authorized, 8,003,979 shares issued and outstanding) .........       80,040
  Deficit accumulated during development stage ...................     (228,987)
                                                                      ---------

TOTAL STOCKHOLDERS' DEFICIT ......................................     (148,947)
                                                                      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT ......................    $  20,822
                                                                      =========

                 See accompanying notes to financial statements

                                     POP STARZ RECORDS, INC.
                                  (A DEVELOPMENT STAGE COMPANY)
                                    STATEMENTS OF OPERATIONS
                                                                                      FOR THE
                                                                                    PERIOD FROM
                                                 FOR THE THREE     FOR THE SIX     JULY 5, 2006
                                                  MONTHS ENDED     MONTHS ENDED   (INCEPTION) TO
                                                 JUNE 30, 2007    JUNE 30, 2007    JUNE 30, 2007
                                                 -------------    -------------    -------------
                                                  (UNAUDITED)      (UNAUDITED)      (UNAUDITED)
REVENUES ....................................     $         -      $         -      $         -
                                                  -----------      -----------      -----------

OPERATING EXPENSES
  Compensation ..............................          58,530           91,435          109,735
  Rent - related party ......................           9,000           18,000           18,000
  Professional fees .........................          40,155           60,033           64,750
  Other selling, general and administrative .          14,882           28,045           31,666
                                                  -----------      -----------      -----------

Total Operating Expenses ....................         122,567          197,513          224,151
                                                  -----------      -----------      -----------

LOSS FROM OPERATIONS ........................        (122,567)        (197,513)        (224,151)

OTHER EXPENSES
  Interest expense - related party...........          (2,299)          (4,836)          (4,836)
                                                  -----------      -----------      -----------

NET LOSS ....................................     $  (124,866)     $  (202,349)     $  (228,987)
                                                  ===========      ===========      ===========

NET LOSS PER SHARE - BASIC AND DILUTED ......     $     (0.02)     $     (0.03)     $     (0.04)
                                                  ===========      ===========      ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
  DURING THE PERIOD - BASIC AND DILUTED .....       7,191,698        6,643,285        6,327,675
                                                  ===========      ===========      ===========

                         See accompanying notes to financial statements

                                              - 4 -

                                    POPS STARZ RECORDS, INC.
                                  (A DEVELOPMENT STAGE COMPANY)
                                    STATEMENTS OF CASH FLOWS
                                                                                      FOR THE
                                                                                    PERIOD FROM
                                                                FOR THE SIX        JULY 5, 2006
                                                                MONTHS ENDED      (INCEPTION) TO
                                                               JUNE 30, 2007       JUNE 30, 2007
                                                               -------------       -------------
                                                                (UNAUDITED)         (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ..............................................          $(202,349)          $(228,987)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation and amortization ....................              2,731               2,731
     Stock-based compensation .........................              1,152               1,452
Changes in operating assets and liabilities:
  Prepaid expenses ....................................                (49)                (49)
  Accounts payable ....................................              1,520               1,520
  Accrued expenses ....................................              4,268               6,018
  Accrued compensation - related parties ..............             11,000              29,000
  Accrued interest - related party ....................              4,836               4,836
  Due to related parties ..............................             35,695              35,695
                                                                 ---------           ---------
     Net Cash Used In Operating Activities ............           (141,196)           (147,784)
                                                                 ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment ..................             (2,519)             (2,519)
  Cash paid for acquisition of intangible asset .......                  -             (10,000)
                                                                 ---------           ---------
     Net Cash Used in Investing Activities ............             (2,519)            (12,519)
                                                                 ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from related party advances ................              2,654               2,654
  Repayments on related party advances ................             (1,986)             (1,986)
  Proceeds from notes payable - related party .........             20,000             110,032
  Proceeds from sale of common stock - related party ..                  -              60,000
                                                                 ---------           ---------
     Net Cash Provided By Financing Activities ........             20,668             170,700
                                                                 ---------           ---------

Net Increase (Decrease) in Cash .......................           (123,047)             10,397

Cash - Beginning of Period ............................            133,444                   -
                                                                 ---------           ---------

Cash - End of Period ..................................          $  10,397           $  10,397
                                                                 =========           =========

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
  Income Taxes ........................................          $       -           $       -
                                                                 =========           =========
  Interest ............................................          $       -           $       -
                                                                 =========           =========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued in connection with acquisition
   of intangible asset ................................          $       -           $     588
                                                                 =========           =========
  Common stock issued in exchange for accrued
   compensation - related party .......................          $  18,000           $  18,000
                                                                 =========           =========

                         See accompanying notes to financial statements

                                              - 5 -

                             POP STARZ RECORDS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)

NOTE 1 - NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Pop Starz Records, Inc. (the "Company") is a Florida corporation incorporated on July 5, 2006. The Company is engaged in the business of developing, producing, licensing, acquiring and distributing recorded music, primarily in the popular Hip Hop and Pop genres. In the future, the Company intends to branch into other popular music styles as opportunities are developed.

Through June 29, 2007, the Company was a majority-owned subsidiary of Pop Starz, Inc. Effective at the close of business on June 29, 2007 ( the "Record Date"), Pop Starz, Inc. distributed 4,905,200 shares of common stock ( 61.5% ) of the Company to all Pop Starz, Inc. common shareholders, and those entitled to dividends as if a common shareholder, on the basis of one (1) registered share for every ten (10) shares of Pop Starz, Inc. beneficially owned as of the record date.

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the full year. For further information, refer to the audited financial statements and footnotes of the Company for the year ending December 31, 2006 included in the Company's Form SB-2.

DEVELOPMENT STAGE

The Company's financial statements are presented as statements of a development stage enterprise. Activities during the development stage primarily include acquisition of debt and equity-based financing, related party debt financing, acquisition of and creation of intellectual properties and certain research and development activities to improve current technological concepts. As the Company is devoting its efforts to research and development, there has been no revenue generated from sales, license fees or royalties.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates in 2007 and 2006 included the valuation of stock in connection with the acquisition of an intangible asset and stock issued for services.

                             POP STARZ RECORDS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)

CASH

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company has no cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate the value. For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

The carrying amount reported in the balance sheet for accounts payable - related party, accrued expenses, due to related parties, and notes payable - related party approximates its fair market value based on the short-term maturity of these instruments.

INTANGIBLES AND OTHER LONG-LIVED ASSETS

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company reviews the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.

There were no impairment charges taken during the three and six months ended June 30, 2007 or for the period from July 5, 2006 (inception) to June 30, 2007.

NET LOSS PER SHARE

Basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive. For the six months ended June 30, 2007 and for the period from July 5, 2006 (inception) to June 30, 2007, the Company did not have any outstanding dilutive securities.

STOCK-BASED COMPENSATION

All share-based payments to employees will be recorded and expensed in the statement of operations as applicable under SFAS No. 123R "Share-Based Payment". The Company has not issued any stock based compensation since inception.

                             POP STARZ RECORDS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)

REVENUE RECOGNITION

The Company will follow the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 104 for revenue recognition. In general, the Company will record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The Company will net sales discounts against related revenues.

During the three and six months ended June 30, 2007 and for the period from July 5, 2006 (inception) to June 30, 2007, the Company did not have any revenues.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, ("FIN 48") "Accounting for uncertainty in income taxes - an interpretation of SFAS No. 109." This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in FASB No. 109, "Accounting for income taxes." FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding derecognition, classification and disclosure of uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on their financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157 ("SFAS 157"), "Fair Value Measurements." SFAS 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 157 to have a material impact on their financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158 ("SFAS 158"), "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)." SFAS 158 requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The new reporting requirements and related new footnote disclosure rules of SFAS 158 are effective for fiscal years ending after December 15, 2006. The new measurement date requirement applies for fiscal years ending after December 15, 2008. The Company does not expect the adoption of SFAS 158 to have a material impact on their financial position, results of operations or cash flows.

                             POP STARZ RECORDS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In September 2006, the U.S. Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB No. 108"), which expresses the views of the SEC staff regarding the process of quantifying financial statement misstatements. SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The guidance of this SAB is effective for annual financial statements covering the first fiscal year ending after November 15, 2006, which is December 31, 2006 for the Company. SAB No. 108 did not have an impact on the Company's financial position, results of operations or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin No.108, "Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements" ("SAB No. 108"). SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for the fiscal year beginning after November 15, 2006. The Company is reviewing SAB No. 108 to determine what effect, if any, its adoption will have on the Company's financial statement presentation and disclosures.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. The decision to elect the fair value options is determined on an instrument-by-instrument basis should be applied to an entire instrument, and is irrevocable. Assets and liabilities measured at fair values pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using other measurement attributes. SFAS No. 159 is effective as of the beginning of the Company's 2008 fiscal year. We are currently analyzing the potential impact of adoption of SFAS No. 159 on our financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

NOTE 2 - ACQUISITION OF INTANGIBLE ASSET

On December 21, 2006, the Company entered into an Asset Purchase Agreement (the "Agreement") with eMotion Music, LLC, a Florida Limited Liability Company ("eMotion") whereby the Company acquired all of eMotion's assets. Upon the terms and subject to the conditions of the Agreement, the Company agreed to acquire from eMotion all right, title, and interest of eMotion in (i) a digital distribution agreement, (ii) current artist license agreement with artist professionally known as "Big Lou", and (iii) all of those rights and assets, tangible or intangible, exclusively used in the performance of day to day business operations, as owned or held by eMotion such as manuals, databases, client lists, and contracts in progress.

The aggregate purchase price for these assets was $10,588 of which $10,000 was paid in cash at closing and the issuance of 58,779 shares of the Company's common stock valued at $.01 per share or $588 based upon the recent cash-offering price. (See Note 5) For the six months ended June 30, 2007, amortization of intangible assets amounted to $2,647.

                             POP STARZ RECORDS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)

NOTE 3 - COMMITMENTS

(A) EMPLOYMENT AGREEMENTS - OFFICERS

During 2006, the Company executed employment agreements with various officers. These agreements provide for cash as well as stock based compensation. The stock based compensation is subject to certain vesting provisions and rates of forfeiture.

On April 20, 2007 and effective May 1, 2007, the Company executed an employment agreement with its President, which provides for a cash compensation of (1) $5,000 per month until such time as the Company receives its registration clearance from the SEC (2) $6,000 per month thereafter, until such time as the Company receives clearance to commence trading of its stock, and (3) $7,000 per months thereafter. Upon clearance to commence trading of the Company's common stock, the president will receive a bonus of $2,500. This Employment Agreement is "at will," and both parties agree that this agreement may be terminated by either party upon two week's written notice. Additionally, on May 1, 2007, the President received a signing bonus of 3,000,000 common shares of Pop Starz, Inc., the Company's majority owner, Pop Starz, Inc.. These shares are subject to forfeiture on a pro-rata basis over a 36 month period.

On April 1, 2007, the Company entered into a new employment agreement with its Vice President Director of music superseding the November 17th employment agreement. Terms of the agreement provide for (1) Compensation of $3,000 per month; (2) 50% of what the Company would pay an unrelated third party for any songs written or produced; (3) One year anniversary will provide $10,000 worth of common stock based upon a formula. Additionally, on April 1, 2007 and effective January 1, 2007, the Vice-President shall receive a signing bonus of 150,000 common shares of Pop Starz, Inc., the Company's majority owner. These shares are subject to forfeiture on a pro-rata basis upon completion of its first year. The shares were valued at $15,000 ($0.10/share) based upon the quoted closing trading price of Pop Starz, Inc.'s common stock on the grant date.

Aggregate stock based compensation of the Company (paid by Pop Starz, Inc.) was $34,333 for the six months ended June 30, 2007 as well as for the period from July 5, 2006 (inception) to June 30, 2007.

(B) EMPLOYMENT AGREEMENT - DIRECTOR

Effective January 1, 2007, the Company executed a Directors' Agreement with its Vice President to serve as a director of the Company and shall continue until January 1, 2010 unless earlier terminated as defined in this agreement. Pursuant to the director's agreement, the compensation for services as a member of the Company's board of directors and committees are as follows:

   1. For basic service as a member of the board of directors, 5,000 common shares per month, which shall be deemed earned on the last day of the month served.

   2. For service, as chairman of any committee, 2,500 common shares per month, which shall be deemed earned on the last day of the month served.

   3. For service, on any other committee an additional 1,250 common shares per month, which shall be deemed earned on the last day of the month served.

                             POP STARZ RECORDS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)

Effective May 1, 2007, the Company executed two Directors' Agreements with its President and Vice President of Music to serve as directors of the Company and shall continue until May 1, 2010 unless earlier terminated as defined in these agreements. Pursuant to the director's agreements, the compensation for services as a member of the Company's board of directors and committees, as follows:

   1. For basic service as a member of the board of directors, 5,000 common shares per month, which shall be deemed earned on the last day of the month served.

   2. For service, as chairman of any committee, 2,500 common shares per month, which shall be deemed earned on the last day of the month served.

   3. For service, on any other committee an additional 1,250 common shares per month, which shall be deemed earned on the last day of the month served.

NOTE 4 - RELATED PARTY TRANSACTIONS

(A) NOTES PAYABLE - RELATED PARTY

During 2006, the Company received working capital from Pop Starz, Inc., the Company's parent through June 29, 2007 aggregating $150,032. Of the total, $60,000 was used to purchase 6,000,000 shares of common stock. (See Note 5). The remaining $90,032 was evidenced by two notes payable. One dated October 31, 2006 for $15,000 and the second dated December 29, 2006 for $75,032. Additionally, in June 2007, the Company entered into two additional notes payable in the aggregate amount of $20,000. Each note bears interest at 10% and is secured by all assets of the Company.

These notes are due as follows:

      October 29, 2008     $15,000
      December 29, 2008    $75,032
      June 12. 2009        $10,000
      June 30, 2009        $10,000

At June 30, 2007, accrued interest payable - related party amounted to $4,836.

These related party notes represent a 100% concentration of debt financing at June 30, 2007.

(B) OTHER

On July 5, 2006, the Company entered into a month to month employment agreement with its former President (and current President of Pop Starz, Inc.) for $3,000 per month. In connection with this employment agreement, for the six months ended June 30, 2007, the Company incurred compensation expense of $18,000 and at June 30, 2007, the Company had accrued compensation of $7,000 for this individual. Additionally, on May 8, 2007, the Company converted $18,000 of accrued salary into 1,800,000 shares of the Company's common stock (see note 5).

                             POP STARZ RECORDS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)

On February 20, 2007, the Company entered into a month-to-month employment agreement with its interim president. Compensation is $3,000 per month. This individual is related to the Pop Starz, Inc.'s CEO. In connection with this employment agreement, for the three months ended June 30, 2007, the Company incurred compensation expense of $4,000 and at June 30, 2007, the Company had accrued compensation of $4,000. Therefore, at June 30, 2007, the accompanying balance sheet reflects an aggregate $11,000 in accrued compensation to related parties.

On January 1, 2007, Popstarx, Inc. entered into an agreement with an affiliate of the Company's President to rent office space. Pursuant to the terms of this month-to-month agreement, the lease is assignable to any subsidiary or entity under common control. Pop Starz Records, Inc. uses this space and pays $3,000 per month. For the three months ended June 30, 2007, rent expense incurred to this related party amounted to $18,000. At June 30, 2007, the Company has reflected $3,000 as a component of accrued expenses.

NOTE 5 - STOCKHOLDERS' DEFICIT

On July 5, 2006, the Company issued 6,000,000 shares of common stock to Pop Starz, Inc., its parent through June 29, 2007, for net proceeds of $60,000 or $0.01 per share. (See Notes 4)

On December 5, 2006, the Company issued 58,779 shares of common stock having a fair value of $588 ($0.01/share) in connection with the acquisition of certain assets. (See Note 2)

On December 31, 2006, the Company issued 30,000 shares of common stock to a director for director's fees. The Company valued these shares at fair value of $.01 per share based on a recent cash offering price. Accordingly, the Company recorded stock-based compensation of $300.

On May 8, 2007, the Company issued 1,800,000 shares of its common stock having a fair value of $0.01 per share based upon the Company's recent cash offering price, in exchange for accrued compensation - related party of $18,000 (See Note
4).

On May 8, 2007, the Company issued 55,200 shares of common stock having a fair value of $0.01 per share based upon the Company's recent cash offering price, in exchange for legal services rendered valued at $552.

On May 8, 2007, the Company issued 20,000 shares of common stock having a fair value of $0.01 per share based upon the Company's recent cash offering price to a director for director's fees. The Company recorded stock-based compensation of $200.

On May 8, 2007, the Company issued 10,000 shares of common stock having a fair value of $0.01 per share based upon the Company's recent cash offering price to its former president for services rendered. The Company recorded stock-based compensation of $100.

                             POP STARZ RECORDS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)

On May 31, 2007, the Company issued an aggregate 15,000 shares of common stock as compensation to its CEO, CFO and Director for services rendered having a fair value of $150 ($0.01/share). Fair value was based upon the Company's recent cash offering price.

On June 30, 2007, the Company issued an aggregate 15,000 shares of common stock as compensation to its CEO, CFO and Director for services rendered having a fair value of $150 ($0.01/share). Fair value was based upon the Company's recent cash offering price.

NOTE 6 - CONTINGENCIES

Litigation

Morgan Nicole Haynes p/k/a Morgan Haynes and Janice Tierney vs. Pop Starz Records, Inc. a Florida Corporation - Case No, 07014786, Broward County, Florida
--------------------------------------------------------------------------------

In connection with an exclusive agreement entered into by Morgan Haynes, Janice Tierney and the Company, in June 2007, Morgan Haynes filed a civil action against the Company seeking declaratory relief under Florida Statute, and to void the contract due to Morgan Haynes being a minor. The Company plans to vigorously defend its position and believe that any settlement will not have a material adverse effect on its financial condition.

NOTE 7 - GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $202,349 and net cash used in operations of $141,196 for the six months ended June 30, 2007 and a working capital deficit of $49,291, a deficit accumulated during the development stage of $228,987 and a stockholders' deficit of $148,947 at June 30, 2007. In addition, the Company is in the development stage and has not yet generated any revenues. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan and to continue to raise funds through debt or equity raises. The Company may also need to execute an acquisition of one or more companies in similar industries. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 8 - SUBSEQUENT EVENTS

On July 13, 2007, the Company entered into a 10% note agreement with Pop Starz, Inc, for $2,000. The note is secured by all assets of the Company and matures on July 13, 2009.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

The following discussion of the financial condition and results of operation of Pop Starz Records, Inc. ("PSR") should be read in conjunction with the financial statements and the notes to those statements included herein. This discussion includes forward-looking statements that involve risk and uncertainties. As a result of many factors, such as those set forth under "Risk Factors", actual results may differ materially from those anticipated in the forward-looking statements.

Our results of operations could differ materially from those projected in the forward-looking statements as a result of numerous factors, including, but not limited to, the following: the risk of significant natural disaster, the inability of PSR to insure against certain risks, inflationary and deflationary conditions and cycles, competition and pricing, changes in external competitive market factors, termination of certain agreements, protocol, or inability to enter into strategic agreements, inability to satisfy anticipated working capital or other cash shortage requirements, changes in or developments under domestic or foreign laws, regulations, or changes in PSR's business strategy or an inability to execute its strategy due to unanticipated changes in the market. In light of these risks and uncertainties, there can be no assurance that actual results, performance or achievements of PSR will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. For purposes of the following discussion and analysis, references to "we", "our", "us" refers to PSR.

CURRENT BUSINESS OPERATIONS

Over the next twelve months, our company planned to complete its work on and begin to market Morgan Hayes' first CD, However, on May 21, 2007, we received formal notice from counsel for Miss Hayes that she wishes to void the contract on grounds she is a minor. We are disputing that the contract is voidable for this reason and are treating the agreement as temporarily suspended, pending further negotiations by the parties. In addition, we hope to begin recording with a second new artist during this period, and we hope others as well. We will promote our artists as discussed above under "Product distribution methods." We will also continue our research and development efforts to stay abreast of, and anticipate new trends in, the recorded music industry.

On July 24, 2007, we signed a consulting agreement with Pop Starz Productions, Inc. ("PSP"), a Florida Corporation. PSP was formed for the purpose of producing a live entertainment competition to be taped and/or filmed for distribution by television and/or internet .The Company will advise PSP with respect to its activities in its production and promotion of live and recorded entertainment events and programs and will advice PSP on other business development and corporate matters. Under the terms of the agreement, the Company shall earn a base compensation of $45,000.

We estimate that we will need additional funding within the next six months. We will need to raise additional funds, either through loans from our Pop Starz, Inc. or other debt source, or its affiliates, or through sales of our company's common stock. No assurances can be provided, however, that such additional funding will be available.

As our operations grow, we will probably need one or two additional employees in the next year. Much of what our company does, such as the recording, production and distribution of our artists' music, is accomplished through third-party arrangements in an effort to keep overhead low.

RESULTS OF OPERATIONS

Our business began on July 5, 2006. Accordingly, no comparisons exist for the prior period.

OPERATING EXPENSES

Total operating expenses for the six months ended June 30, 2007 were $197,513 and consisted of the following:

                                                    2007
                                                  --------

      Compensation ............................   $ 91,435
      Rent - related party ....................     18,000
      Professional fees .......................     60,033
      Other selling, general and administrative     28,045
                                                  --------

      Total ...................................   $197,513
                                                  ========

LOSS FROM OPERATIONS

We reported a loss from operations of $197,513 for the six months ended June 30, 2007.

OTHER EXPENSE

For the six months ended June 30, 2007, interest expense amounted to $4,836 and was attributable to related party debt.

NET LOSS

As a result of these factors, we reported a net loss of $202,349 for the six months ended June 30, 2007. This translates to basic and diluted net loss per common share of $0.03 for the six months ended June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

At June 30, 2007, we had a cash balance of $10,397.

Our working capital deficit was $49,291 at June 30, 2007. We have been funding our operation though loans from our Pop Starz, Inc..

Our balance sheet at June 30, 2007 reflects notes payable to related party of $110,032 due beginning October 29, 2008 which are working capital loan made to us from Pop Starz, Inc. These loans bear annual interest at10% and are secured by all of our assets.

We currently have no material commitments for capital expenditures. Other than working capital and loans from related parties, we presently have no other alternative source of working capital. We may not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. We will need to raise additional working capital. We may seek to raise additional capital through the sale of equity securities. No assurances can be given that we will be successful in obtaining additional capital, or that such capital will be available in terms acceptable to our company. At this time, we have no commitments or plans to obtain additional capital.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, fair valuation of stock related to stock-based compensation and the useful life of property and equipment and intangibles. We based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

PROPERTY AND EQUIPMENT

Property and equipment are carried at cost. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets.

INTANGIBLES AND OTHER LONG-LIVED ASSETS

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company reviews the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, ("FIN 48") "Accounting for uncertainty in income taxes - an interpretation of SFAS No. 109." This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in FASB No. 109, "Accounting for income taxes." FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding derecognition, classification and disclosure of uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on their financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157 ("SFAS 157"), "Fair Value Measurements." SFAS 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 157 to have a material impact on their financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158 ("SFAS 158"), "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)." SFAS 158 requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The new reporting requirements and related new footnote disclosure rules of SFAS 158 are effective for fiscal years ending after December 15, 2006. The new measurement date requirement applies for fiscal years ending after December 15, 2008. The Company does not expect the adoption of SFAS 158 to have a material impact on their financial position, results of operations or cash flows.

In September 2006, the U.S. Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB No. 108"), which expresses the views of the SEC staff regarding the process of quantifying financial statement misstatements. SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The guidance of this SAB is effective for annual financial statements covering the first fiscal year ending after November 15, 2006, which is December 31, 2006 for the Company. SAB No. 108 did not have an impact on the Company's financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. The decision to elect the fair value options is determined on an instrument-by-instrument basis should be applied to an entire instrument, and is irrevocable. Assets and liabilities measured at fair values pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using other measurement attributes. SFAS No. 159 is effective as of the beginning of the Company's 2008 fiscal year. We are currently analyzing the potential impact of adoption of SFAS No. 159 on our financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

OFF BALANCE SHEET ARRANGEMENTS

As of the date of this Registration Statement, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have: (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 3.  CONTROLS AND PROCEDURES

Our Chief Executive Officer and Principal Financial and Accounting Officer, is responsible for establishing and maintaining disclosure controls and procedures for us. Based on such officers' evaluation of these controls and procedures our Chief Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this Quarterly Report is accumulated and communicated to management to allow timely decisions regarding required disclosure.

Our management does not expect that our disclosure controls or our internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

There have been no changes in our internal control over financial reporting during our quarterly period ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


Morgan Nicole Haynes p/k/a Morgan Haynes and Janice Tierney vs. Pop Starz Records, Inc. a Florida Corporation - Case No, 07014786, Broward County, Florida
--------------------------------------------------------------------------------

In connection with an exclusive agreement entered into by Morgan Haynes, Janice Tierney and the Company, in June 2007, Morgan Haynes filed a civil action against the Company seeking declaratory relief under Florida Statute, and to void the contract due to Morgan Haynes being a minor. We plan to vigorously defend our position and believe that any settlement will not have a material adverse effect on our financial condition.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 8, 2007, we issued 1,800,000 shares of our common stock having a fair value of $0.01 per share based upon the Company's recent cash offering price, in exchange for accrued compensation - related party of $18,000.

On May 8, 2007, we issued 55,200 shares of common stock having a fair value of $0.01 per share based upon the Company's recent cash offering price, in exchange for legal services rendered valued at $552.

On May 8, 2007, we issued 20,000 shares of common stock having a fair value of $0.01 per share based upon the Company's recent cash offering price to a director for director's fees. We recorded stock-based compensation of $200.

On May 8, 2007, we issued 10,000 shares of common stock having a fair value of $0.01 per share based upon the Company's recent cash offering price to our former president for services rendered. We recorded stock-based compensation of $100.

On May 31, 2007, we issued an aggregate of 15,000 shares of common stock as compensation to our CEO, CFO and Director for services rendered having a fair value of $150 ($0.01/share). Fair value was based upon the Company's recent cash offering price.

On June 30, 2007, we issued an aggregate of 15,000 shares of common stock as compensation to our CEO, CFO and Director for services rendered having a fair value of $150 ($0.01/share). Fair value was based upon the Company's recent cash offering price.

The above recipients were sophisticated investors who had such knowledge and experience in financial, investment and business matters that they were capable of evaluating the merits and risks of the prospective investment in our securities. The recipients had access to business and financial information concerning our company. The issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS

31.1     Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer

31.2     Rule 13a-14(a)/15d-14(a) certification of Principal Financial Officer

32.1     Section 1350 certification of Chief Executive Officer

32.2     Section 1350 certification of Principal Accounting Officer



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Pop Starz Records, Inc.


Date:  August 9, 2007                   By: /s/ Jonathan D. Greene
                                            ----------------------
                                        Jonathan D. Greene
                                        Chief Executive Officer


Date:  August 9, 2007                   By: /s/ Adam Wasserman
                                            ------------------
                                        Adam Wasserman
                                        Chief Financial Officer and
                                        Principal Accounting Officer