Form 10QSB
period 2007-09-30
Pop Starz Records, Inc.
filed 2007-11-13
CIK 1398488

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to __________


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

Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,007,534 shares at November 8, 2007

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                             POP STARZ RECORDS, INC.
                                   FORM 10-QSB
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

                                      INDEX
                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
           Balance Sheet (Unaudited) As of September 30, 2007 ..............   3
           Statements of Operations (Unaudited) For the Three and Nine
             Months Ended September 30, 2007 and 2006 and for the period
             from July 5, 2006 to September 30, 2007 .......................   4
           Statements of Cash Flows (Unaudited) For the Nine Months Ended
             September 30, 2007 and for the period from July 5, 2006 to
             September 30, 2007 ............................................   5
         Notes to Financial Statements (Unaudited) .........................   6
Item 2.  Management's Discussion and Analysis or Plan of Operation .........  15
Item 3.  Controls and Procedures ...........................................  19

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings .................................................  20
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds .......  20
Item 3.  Default Upon Senior Securities ....................................  20
Item 4.  Submission of Matters to a Vote of Security Holders ...............  21
Item 5.  Other Information .................................................  21
Item 6.  Exhibits ..........................................................  21

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

                             POP STARZ RECORDS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                               September 30, 2007
                               ------------------
                                   (Unaudited)

                                     ASSETS
                                     ------

Current Assets:
  Cash ...........................................................    $      46
  Prepaid expenses ...............................................      299,716
                                                                      ---------

Total Current Assets .............................................      299,762

Property and equipment, net of accumulated depreciation of $210 ..        2,309

Intangible asset, net of accumulated amortization of $3,971 ......        6,617
                                                                      ---------

TOTAL ASSETS .....................................................    $ 308,688
                                                                      =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES:
  Accounts payable ...............................................    $     468
  Accrued expenses ...............................................        2,270
  Due to related party ...........................................      369,362
                                                                      ---------

TOTAL CURRENT LIABILITIES ........................................      372,100
                                                                      ---------

Commitments and contingencies

STOCKHOLDERS' DEFICIT:
  Common stock ($0.01 par value, 100,000,000 shares authorized,
    authorized, 9,896,534 shares issued and outstanding) .........       98,965
  Additional paid-in capital .....................................      170,330
  Deficit accumulated during development stage ...................     (332,707)
                                                                      ---------

TOTAL STOCKHOLDERS' DEFICIT ......................................      (63,412)
                                                                      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT ......................    $ 308,688
                                                                      =========

            See accompanying notes to unaudited financial statements

                                            POP STARZ RECORDS, INC.
                                         (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF OPERATIONS
                                            ------------------------
                                                  (Unaudited)
                                                                                   FOR THE          FOR THE
                                                                                 PERIOD FROM      PERIOD FROM
                                                FOR THE THREE   FOR THE NINE     JULY 5, 2006     JULY 5, 2006
                                                MONTHS ENDED    MONTHS ENDED    (INCEPTION) TO   (INCEPTION) TO
                                                SEPTEMBER 30,   SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                    2007            2007             2006             2007
                                                -------------   -------------   --------------   --------------
REVENUES ....................................    $         -     $         -     $         -      $         -
                                                 -----------     -----------     -----------      -----------

OPERATING EXPENSES
  Compensation ..............................         77,528         168,963               -          187,263
  Rent - related party ......................          9,000          27,000               -           27,000
  Professional fees .........................          6,871          66,904               -           71,622
  Other selling, general and administrative .          6,940          34,986               -           38,606
                                                 -----------     -----------     -----------      -----------

Total Operating Expenses ....................        100,339         297,853               -          324,491
                                                 -----------     -----------     -----------      -----------

LOSS FROM OPERATIONS ........................       (100,339)       (297,853)              -         (324,491)

OTHER EXPENSES
  Interest expense - related party ..........         (3,380)         (8,216)              -           (8,216)
                                                 -----------     -----------     -----------      -----------

NET LOSS ....................................    $  (103,719)    $  (306,069)    $         -      $  (332,707)
                                                 ===========     ===========     ===========      ===========

NET LOSS PER SHARE - BASIC AND DILUTED ......    $     (0.01)    $     (0.04)    $         -      $     (0.05)
                                                 ===========     ===========     ===========      ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
  DURING THE PERIOD - BASIC AND DILUTED .....      8,021,082       7,107,598       6,000,000        6,672,350
                                                 ===========     ===========     ===========      ===========

                            See accompanying notes to unaudited financial statements

                                                     - 4 -

                                    POPS STARZ RECORDS, INC.
                                 (A DEVELOPMENT STAGE COMPANY)
                                    STATEMENTS OF CASH FLOWS
                                    ------------------------
                                          (Unaudited)
                                                                                    FOR THE
                                                                                  PERIOD FROM
                                                              FOR THE NINE        JULY 5, 2006
                                                              MONTHS ENDED       (INCEPTION) TO
                                                              SEPTEMBER 30,       SEPTEMBER 30,
                                                                  2007                2007
                                                              -------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ..............................................         $(306,069)         $(332,707)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
     Amortization .....................................             3,971              3,971
     Depreciation .....................................               210                210
     Stock-based compensation .........................            10,602             10,902
Changes in operating assets and liabilities:
  Prepaid expenses ....................................            68,284             68,284
  Accounts payable ....................................               468                468
  Accrued expenses ....................................             6,520              8,270
  Accrued compensation - related parties ..............             8,000             26,000
  Accrued interest - related party ....................             8,216              8,216
                                                                ---------          ---------
     Net Cash Used In Operating Activities ............          (199,798)          (206,386)
                                                                ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment ..................            (2,519)            (2,519)
  Cash paid for acquisition of intangible asset .......                 -            (10,000)
                                                                ---------          ---------
     Net Cash Used in Investing Activities ............            (2,519)           (12,519)
                                                                ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from related party advances ................            10,428             10,428
  Repayments on related party advances ................            (1,986)            (1,986)
  Proceeds from notes payable - related party .........            60,477            150,509
  Proceeds from sale of common stock - related party ..                 -             60,000
                                                                ---------          ---------
     Net Cash Provided By Financing Activities ........            68,919            218,951
                                                                ---------          ---------

Net Increase (Decrease) in Cash .......................          (133,398)                46

Cash - Beginning of Period ............................           133,444                  -
                                                                ---------          ---------

Cash - End of Period ..................................         $      46          $      46
                                                                =========          =========

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
  Income Taxes ........................................         $       -          $       -
                                                                =========          =========
  Interest ............................................         $       -          $       -
                                                                =========          =========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued in connection with acquisition of
   intangible asset ...................................         $       -          $     588
                                                                =========          =========
  Common stock issued in exchange for accrued
   compensation - related party .......................         $  26,000          $  26,000
                                                                =========          =========
  Common stock issued for debt and accrued expenses ...         $ 171,805          $ 171,805
                                                                =========          =========

                    See accompanying notes to unaudited financial statements

                                             - 5 -

                             POP STARZ RECORDS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007
                                   (UNAUDITED)

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

DEVELOPMENT STAGE

The Company's financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include acquisition of debt and equity-based financing, related party debt financing, acquisition and creation of intellectual properties and certain research and development activities to improve current technological concepts. As the Company is devoting its efforts to research and development, there has been no revenue generated from sales, license fees or royalties.

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

Significant estimates in 2007 and 2006 included the valuation of stock in connection with the acquisition of an intangible asset, stock issued for services and stock issued to settle outstanding debt.

                             POP STARZ RECORDS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007
                                   (UNAUDITED)

CASH

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. At September 30, 2007, the Company had no cash equivalents.

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

The carrying amount reported in the balance sheet for accrued expenses and amounts due to related party approximates its fair market value based on the short-term maturity of these instruments.

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

There were no impairment charges taken during the three and nine months ended September 30, 2007, the period from July 5, 2006 (inception) to September 30, 2006 or for the period from July 5, 2006 (inception) to September 30, 2007.

NET LOSS PER SHARE

Basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive. For the nine months ended September 30, 2007, the period from July 5, 2006 (inception) to September 30, 2006 or for the period from July 5, 2006 (inception) to September 30, 2007 the Company did not have any outstanding dilutive securities.

STOCK-BASED COMPENSATION

All share-based payments to employees is recorded and expensed in the statement of operations as applicable under SFAS No. 123R "Share-Based Payment".

                             POP STARZ RECORDS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007
                                   (UNAUDITED)

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

During the three and nine months ended September 30, 2007, for the period from July 5, 2006 (inception) to September 30, 2006 or for the period from July 5, 2006 (inception) to September 30, 2007 the Company did not have any revenues.

RECENT ACCOUNTING PRONOUNCEMENTS

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

                             POP STARZ RECORDS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007
                                   (UNAUDITED)

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

The aggregate purchase price for these assets was $10,588 of which $10,000 was paid in cash at closing and the issuance of 58,779 shares of the Company's common stock valued at $.01 per share or $588 based upon the recent cash-offering price (See Note 5). For the nine months ended September 30, 2007, amortization of intangible assets amounted to $3,971.

NOTE 3 - COMMITMENTS

(A) EMPLOYMENT AGREEMENTS - OFFICERS

On April 20, 2007 and effective May 1, 2007, the Company executed an employment agreement with its President, which provides for a cash compensation of (1) $5,000 per month until such time as the Company receives its registration clearance from the SEC (2) $6,000 per month thereafter, until such time as the Company receives clearance to commence trading of its stock, and (3) $7,000 per month thereafter. Upon clearance to commence trading of the Company's common stock, the president will receive a bonus of $2,500. This Employment Agreement is "at will," and both parties agree that this agreement may be terminated by either party upon two week's written notice. Additionally, on May 1, 2007, the President received a signing bonus of 3,000,000 common shares having a fair value of $348,000 ($0.116 per share) of Pop Starz, Inc., the Company's majority owner. These shares are subject to forfeiture on a pro-rata basis over a 36 month period.

                             POP STARZ RECORDS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007
                                   (UNAUDITED)

On April 1, 2007, the Company entered into a new employment agreement with its Vice President, Director of music superseding the November 17th employment agreement. Terms of the agreement provide for (1) Compensation of $3,000 per month; (2) 50% of what the Company would pay an unrelated third party for any songs written or produced; (3) One year anniversary will provide $10,000 worth of common stock based upon a formula. Additionally, on April 1, 2007 and effective January 1, 2007, the Vice-President received a signing bonus of 150,000 common shares of Pop Starz, Inc., the Company's majority owner. These shares are subject to forfeiture on a pro-rata basis upon completion of its first year. The shares were valued at $15,000 ($0.10/share) based upon the quoted closing trading price of Pop Starz, Inc.'s common stock on the grant date. On September 14, 2007, this employment agreement was terminated. In connection with this termination, the Company agreed that the 150,000 shares issued to this employee were earned and the entire $15,000 was charged to operations during the nine months ended September 30, 2007.

For the nine months ended September 30, 2007 as well as for the period from July 5, 2006 (inception) to September 30, 2007, amortization of stock-based compensation paid by the issuance of Pop Starz, Inc.'s common shares was $68,333. As of September 30, 2007, the total future stock-based compensation expense related to the issuance of Pop Starz, Inc.'s common shares and forfeitable on a pro-rata basis amounted to $299,667 and is shown as prepaid expenses on the accompanying balance sheet.

(B) EMPLOYMENT AGREEMENT - DIRECTOR

Effective January 1, 2007, the Company executed a Directors' Agreement with its Vice President to serve as a director of the Company and shall continue until January 1, 2010 unless earlier terminated as defined in this agreement. This agreement was terminated in May 2007.

Effective May 1, 2007, the Company executed Directors' Agreements with its President and its former Vice President, Director of Music to serve as directors of the Company and shall continue until May 1, 2010 unless earlier terminated as defined in these agreements. Pursuant to the director's agreements, the compensation for services as a member of the Company's board of directors and committees, as follows:

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

                             POP STARZ RECORDS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007
                                   (UNAUDITED)

NOTE 4 - RELATED PARTY TRANSACTIONS

(A) NOTES PAYABLE - RELATED PARTIES

During 2006, the Company received working capital from Pop Starz, Inc., the Company's parent through June 29, 2007 aggregating $150,032. Of the total, $60,000 was used to purchase 6,000,000 shares of common stock (See Note 5). The remaining $90,032 was evidenced by two notes payable. One dated October 31, 2006 for $15,000 and the second dated December 29, 2006 for $75,032. In June 2007, the Company entered into two additional notes payable in the aggregate amount of $20,000. Additionally, during the three months ended September 30, 2007, the Company borrowed $40,477 from this related party. Each note bears interest at 10% and is secured by all assets of the Company. On September 30, 2007, the Company issued an aggregate of 1,587,250 shares of its common stock to Pop Starz, Inc. for debt and accrued interest payable of $150,509 and $8,216, respectively (See Note 5).

During the nine months ended September 30, 2007, the Company received working capital advances from Michelle Tucker and Tucker Family Spendthrift Trust, affiliates of the Company, amounting to $5,600 and $1,480, respectively. On September 30, 2007, the Company issued an aggregate of 70,799 shares of its common stock to these related parties for debt of $7,080 (See Note 5).

For the nine months ended September 30, 2007, interest expense to related parties amounted to $8,216 (See Note 5)

These related party notes and advances represent a 100% concentration of debt financing at September 30, 2007.

(B) OTHER

On July 5, 2006, the Company entered into a month to month employment agreement with its former President (and current President of Pop Starz, Inc.) for $3,000 per month. In connection with this employment agreement, for the nine months ended September 30, 2007, the Company incurred compensation expense of $27,000. On May 8, 2007, the Company converted $18,000 of accrued salary into 1,800,000 shares of the Company's common stock. Additionally, on September 30, 2007, the Company converted $4,000 of accrued salary into 40,000 shares of the Company's common stock (See Note 5).

In January 2007, the Company entered into a month-to-month employment agreement with its interim president. Compensation is $3,000 per month. This individual is related to Pop Starz, Inc.'s CEO. In connection with this employment agreement which was terminated in February 2007, for the nine months ended September 30, 2007, the Company incurred compensation expense of $4,000. On September 30, 2007, the Company converted $4,000 of accrued salary into 40,000 shares of the Company's common stock (See Note 5).

                             POP STARZ RECORDS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007
                                   (UNAUDITED)

On January 1, 2007, Pop Starz., Inc. entered into an agreement with Tucker Family Spendthrift Trust, a related party, to rent office space. Pursuant to the terms of this month-to-month agreement, the lease is assignable to any subsidiary or entity under common control. Pop Starz Records, Inc. uses this space and pays $3,000 per month. For the nine months ended September 30, 2007, rent expense incurred to this related party amounted to $27,000. At September 30, 2007, the Company converted $6,000 of accrued rent into 60,000 shares of the Company's common stock (see note 5).

NOTE 5 - STOCKHOLDERS' DEFICIT

On July 5, 2006, the Company issued 6,000,000 shares of common stock to Pop Starz, Inc., its parent through June 29, 2007 for net proceeds of $60,000 or $0.01 per share. (See Notes 4)

On December 5, 2006, the Company issued 58,779 shares of common stock having a fair value of $588 ($0.01/share) in connection with the acquisition of certain assets. (See Note 2)

On December 31, 2006, the Company issued 30,000 shares of common stock to a director for director's fees. The Company valued these shares at fair value of $.01 per share based on a recent cash offering price. Accordingly, the Company recorded stock-based compensation of $300.

On May 8, 2007, the Company issued 1,800,000 shares of its common stock having a fair value of $0.01 per share based upon the Company's recent cash offering price, in exchange for accrued compensation of $18,000 (See Note 4 (B)).

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

On July 12, 2007, the Company issued 2,606 shares of common stock for legal fees rendered having a fair value of $260 ($0.10/share). Fair value was based upon the Company's estimated fair value of services rendered.

                             POP STARZ RECORDS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007
                                   (UNAUDITED)

During the three months ended September 30, 2007, the Company issued an aggregate 45,000 shares of common stock as compensation to its CEO, CFO and Director for services rendered having a fair value of $4,500 ($0.10/share). Fair value was based upon the Company's estimated fair value of services rendered.

On September 30, 2007, the Company issued an aggregate of 1,587,250 shares of its common stock to Pop Starz, Inc. for debt and accrued interest payable of $150,509 and $8,216, respectively (See Note 4(A)). Additionally, the Company issued an aggregate of 70,799 shares of its common stock to related parties for debt of $7,080 (see Note 4 (A)).

On September 30, 2007, the Company issued 60,000 shares of its common stock to Tucker Family Spendthrift Trust for accrued rent of $6,000 (see Note 4(B)).

On September 30, 2007, the Company issued 126,900 shares of its common stock having a fair value of $0.10 per share in exchange for accrued compensation of $12,690 (See Note 4(B)).

NOTE 6 - CONTINGENCIES

Litigation

Morgan Nicole Hayes p/k/a Morgan Hayes and Janice Tierney vs. Pop Starz Records, Inc. a Florida Corporation - Case No, 07014786, Broward County, Florida
--------------------------------------------------------------------------------

In connection with an exclusive agreement entered into by Morgan Hayes, Janice Tierney and the Company, Morgan Hayes filed a civil action against the Company in June 2007 seeking declaratory relief under Florida Statute, and to void the contract due to Morgan Hayes being a minor. The civil action has proceeded through preliminary motions, including Hayes' Motion for Summary Judgment. The court ruled for the Company in part and Hayes in part - the financial claims of the Company will continue while the court confirmed that the recording services portion of the contract will not continue to be effective. On November 9, 2007, the Company agreed to accept an offer of judgment for a sum to be paid to the Company with respect to the pending litigation matter concerning Morgan Hayes. The Company's management believes that settling this matter will avoid the further expense of the litigation process and the unpredictability of the eventual outcome of the case. The Company believes that this course of action will serve the best interests of the Company in relation to the case and the business operations of the Company. The resolution of the case will recover, in part, funds expended in connection with the operation of the Company.

NOTE 7 - GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $306,069 and net cash used in operations of $199,798 for the nine months ended September 30, 2007 and a working capital deficit of $72,338, a deficit accumulated during the development stage of $332,707 and a stockholders' deficit of $63,412 at September 30, 2007. In addition, the Company is in the development stage and has not yet generated any revenues. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan and to continue to raise funds through debt or equity raises. The Company may also need to execute an acquisition of one or more companies in similar industries. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                             POP STARZ RECORDS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007
                                   (UNAUDITED)

NOTE 8 - SUBSEQUENT EVENTS

On October 31, 2007, the Company issued 15,000 shares of its common stock to officers and directors for services rendered. The Company valued these shares at fair value of $.10 per share based on a recent debt conversion. Accordingly, the Company recorded stock-based compensation of $1,500.

On November 8, 2007, the Company issued an aggregate of 16,000 shares of its common stock to Pop Starz, Inc. for debt of $1,600. Additionally, the Company issued an aggregate of 80,000 shares of its common stock to related parties for debt of $8,000.

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

CURRENT BUSINESS OPERATIONS

Over the next twelve months, our company planned to complete its work on and begin to market Morgan Hayes' first CD, However, on May 21, 2007, we received formal notice from counsel for Miss Hayes that she wishes to void the contract on grounds she is a minor. Recently, the court confirmed that the recording services portion of this contract will not continue to be in force.

We hope to begin recording with several new artists during the next 6 months. We will also continue our research and development efforts to stay abreast of, and anticipate new trends in, the recorded music industry.

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

We estimate that we will need additional funding within the next six to twelve months. We will need to raise additional funds, either through loans from Pop Starz, Inc. or other debt source, or its affiliates, or through sales of our company's common stock. No assurances can be provided, however, that such additional funding will be available.

As our operations grow, we will probably need one or two additional employees in the next year. Much of what our company does, such as the recording, production and distribution of our artists' music, is accomplished through third-party arrangements in an effort to keep overhead low.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2007

Our business began on July 5, 2006 and had minimal financial transaction prior to September 30, 2007. Accordingly, no comparisons exist for the prior period.

OPERATING EXPENSES

Total operating expenses for the nine months ended September 30, 2007 were $297,583 and consisted of the following:

                                              2007
                                              ----

Compensation (1) ........................   $168,963
Rent - related party ....................     27,000
Professional fees .......................     66,904
Other selling, general and administrative     34,986
                                            --------

Total ...................................   $297,853
                                            ========

  (1) For the nine months ended September 30, 2007, as a component of compensation, we recorded stock-based compensation related to the issuance of Pop Starz, Inc.'s common shares, a majority shareholder of the Company, of $68,234. Additionally, we issued shares to directors and officers and recorded stock-based compensation of $10,602.

LOSS FROM OPERATIONS

We reported a loss from operations of $297,853 for the nine months ended September 30, 2007.

OTHER EXPENSE

For the nine months ended September 30, 2007, interest expense amounted to $8,216 and was attributable to related party debt. The related debt of $150,509 and interest of $8,216 was converted in exchange for common stock.

NET LOSS

As a result of these factors, we reported a net loss of $306,069 for the nine months ended September 30, 2007. This translates to basic and diluted net loss per common share of $0.04 for the nine months ended September 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

At September 30, 2007, we had a cash balance of $46.

Our working capital deficit was $72,338 at September 30, 2007. We have been funding our operation though loans from Pop Starz, Inc., a majority shareholder, and other related parties.

Our balance sheet at September 30, 2007 reflects an amount due to Pop Starz, Inc. and primarily relates to the issuance of Pop Starz Inc.'s common stock on behalf of the Company.

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

There have been no changes in our internal control over financial reporting during our quarterly period ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Morgan Nicole Hayes p/k/a Morgan Hayes and Janice Tierney vs. Pop Starz Records, Inc. a Florida Corporation - Case No, 07014786, Broward County, Florida
--------------------------------------------------------------------------------

In connection with an exclusive agreement entered into by Morgan Hayes, Janice Tierney and the Company, Morgan Hayes filed a civil action against the Company in June 2007 seeking declaratory relief under Florida Statute, and to void the contract due to Morgan Hayes being a minor. The civil action has proceeded through preliminary motions, including Hayes' Motion for Summary Judgment. The court ruled for us in part and Hayes in part - our financial claims will continue while the court confirmed that the recording services portion of the contract will not continue to be effective. On November 9, 2007, we agreed to accept an offer of judgment for a sum to be paid to us with respect to the pending litigation matter concerning Morgan Hayes. Our management believes that settling this matter will avoid the further expense of the litigation process and the unpredictability of the eventual outcome of the case. We believe that this course of action will serve the best interests of the Company in relation to the case and the business operations of the Company. The resolution of the case will recover, in part, funds expended in connection with the operation of the Company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2007, we issued an aggregate 45,000 shares of common stock as compensation to its CEO, CFO and Director for services rendered having a fair value of $4,500 ($0.10/share). Fair value was based upon the Company's estimated fair of services rendered.

On September 30, 2007, we issued an aggregate of 1,587,250 shares of our common stock to Pop Starz, Inc. for debt and accrued interest payable of $150,509 and $8,216, respectively. Additionally, we issued an aggregate of 70,799 shares of our common stock to related parties for debt of $7,080.

On September 30, 2007, we issued 60,000 shares of our common stock to Tucker Family Spendthrift Trust for accrued rent of $6,000.

On September 30, 2007, we issued 126,900 shares of our common stock having a fair value of $0.10 per share in exchange for accrued compensation of $12,690.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS.

31.1     Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer
31.2     Rule 13a-14(a)/15d-14(a) certificate of Principal Financial Officer
32.1     Section 1350 certification of Chief Executive Officer
32.2     Section 1350 certification of Principal Accounting Officer



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Pop Starz Records, Inc.

Date:  November 13, 2007                By: /s/ Jonathan D. Greene
                                            ----------------------
                                        Jonathan D. Greene
                                        Chief Executive Officer

Date:  November 13, 2007                By: /s/ Adam Wasserman
                                            ------------------
                                        Adam Wasserman
                                        Chief Financial Officer and
                                        Principal Accounting Officer