Form 10KSB
period 2007-12-31
Pop Starz Records, Inc.
filed 2008-03-31
CIK 1398488

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                   ___________

                                   Form 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2007

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

               For the Transition Period from_________to__________

                       Commission File Number: 333-142907

                             POP STARZ RECORDS, INC.
             ------------------------------------------------------
              Exact Name of Registrant as Specified in its Charter)

           Florida                                              76-0835007
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. employer
 incorporation or organization)                           identification number)

       1800 Sunset Harbour Drive #1807 Miami Beach, Florida     33139
       ----------------------------------------------------   ----------
             (Address of principal executive offices)         (Zip code)

Registrant's Telephone Number, Including Area Code: (305) 407-9052

Securities Registered Pursuant to Section 12(b) of the Act: NONE

Securities Registered Pursuant to Section 12(g) of the Act:  NONE

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Check whether the registrant is a shell company Yes [ ] No [X]

         State issuer's revenues for its most recent fiscal year. $-0-

         Of the 11,625,814 shares of common stock of the registrant issued and outstanding as of March 25, 2008, 634,957 shares were held by non-affiliates. The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing bid price of our Common Stock as reported on the Pink Sheets on March 25, 2008 was approximately $ 95,243.55 (Based upon a closing bid price of $0.15 per share.)

         As of March 25, 2008 there were a total of 11,625,814 shares of common stock issued and outstanding.

         This Form 10-KSB contains "forward-looking statements" relating to Pop Starz Records, Inc. ("Pop Starz" "we", "our", or the "Company") which represent our current expectations or beliefs including, but not limited to, statements concerning our operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipate", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and our ability to continue our growth strategy and competition, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

         Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for us to predict all of such factors, nor can we assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Overview and history

         We were incorporated on July 5, 2006, under the laws of the State of Florida, as a then-wholly owned subsidiary of Pop Starz, Inc., also a Florida corporation. Until June 29, 2007 we were a majority-owned subsidiary of Pop Starz, Inc. On June 29, 2007, Pop Starz, Inc. distributed 4,905,200 shares of common stock (61.5%) of the Company to all Pop Starz, Inc. common shareholders and those entitled to dividends as if a common shareholder on the basis of one registered share for every ten (10) shares of Pop Starz, Inc. beneficially owned on the Record Date, June 29, 2007.

         We are engaged in the business of developing, producing, licensing, acquiring, publishing, and distributing recorded music, primarily in the popular Hip Hop and Pop genres. In the future, we intend to branch out into other popular music styles as opportunities are developed. While Hip Hop has many expressions, it is the express policy of our company to collaborate only with those artists whose work embraces the value of nonviolence and demonstrates respect for every person, including on the basis of race and gender.

         On December 21, 2006, we acquired all the assets of eMotion Music, LLC, a Florida limited liability company ("eMotion"), including all of eMotion's right, title, and interest in (i) a digital distribution agreement with the Independent Online Distribution Alliance (IODA), and (ii) all of those rights and assets, tangible or intangible, exclusively used in the performance of day to day business operations as owned or held by eMotion, such as manuals, databases, client lists, and contracts in progress.

         We are a development stage company. Our activities during the development stage have included the acquisition of equity-based financing and debt financing, developing intellectual properties, and development activities. As we are devoting significant efforts to development, there have been no revenues generated from sales, license fees or royalties. The company's exclusive source of funding to date have been its parent company, Pop Starz, Inc, and Michelle Tucker & affiliates thereto either through sales of our common stock or from loans, as described elsewhere in this statement (see "Certain Relationships and Related Transactions").

Product distribution methods

         The recorded music industry produces album and single sound recordings and music videos that are distributed in traditional physical formats and sold in record stores, including compact discs (CDs) and cassette tapes. It also includes licensed digital distribution services that provide electronic files for use on such technology as computers, iPod devices, MP3 players, and mobile phones. According to the Recording Industry Association of America, the overall size of the U.S. recording industry in 2006 was approximately $11.5 billion. Hip Hop/Rap accounted for 11.4% of the U.S. market, R&B/Urban 11.0%, and Pop 7.1%. Hip Hop music often has appeal to all three segments of the industry.

         In general, we look to sign an artist to a contract under which we own the master recordings (including the copyright) and the artist is entitled to royalties on net sales. We expect to market the music in both digital and physical formats, create ad campaigns, create merchandise to sell and provide management and tour support for live performances by our artists.

         We plan to distribute our artist recordings first digitally through our own website e-commerce capabilities (www.popstarzrecords.com), and has an agreement for digital distribution with Independent Online Digital Alliance
(IODA), one of the largest digital distributors in the industry. We also expect to enter into a physical distribution arrangement with one of the major record distribution companies. Under our distribution agreement with IODA, for a typical download of a single song, the consumer pays $0.99, of which IODA retains 10.5% ($0.10) and we receive 50.3% ($0.50); for an album, the consumer pays $9.99, of which the IODA retains $10.5% ($1.05) and our company receives 50.3% ($5.02).

         We plan for our signed artists to be featured in blogs, bulleting boards, social networking (myspace.com and digg.com), online photo-and video-sharing (youtube.com), online TV programming, online radio programming, collaborative playlist sharing, and the growing participation-fuelled "personal media" services sites. Additionally, traditional online marketing methods such as Opt-In e-mail lists, paid ad placement, and purchasing "key" words on popular search engines and cell phone carriers will be used.

         Our first artist was Morgan Hayes. Pop Starz Records had initiated its strategy to attract and develop new artists with the signing of 16-year-old Morgan Hayes of Boca Raton, Florida, to an exclusive recording contract with us. As a result of litigation initiated by Miss Hayes, we terminated this agreement on November 9, 2007 and received a declaratory judgment in the amount of $5,500 as partial reimbursement for funds we expended on her behalf.

Competition

         The music industry is highly competitive and comprised of approximately four "major" companies that dominate the U.S. music industry with about 80% of the market (along with their subsidiary labels): Warner Music Group; Sony Music Group (SMG)/Bertelsmann Music Group (BMG); EMI; and Universal Music Group. In addition, there are approximately 2,500 smaller, "independent" labels (including our company) that account to the remaining 20% of the market. Thus, we are a very small participant in the business. Our principal competitors are other "independent" labels that are larger than and have greater financial resources, professional relationships and distribution capabilities than we currently have. We intend to compete for artists by promoting our company to a distinct niche audience of younger people with an interest in the unique style of Hip Hop music and related genres, and by attempting to be diligent and personal in supporting the artists with whom we work. We have a number of contacts and relationships in the industry through an affiliated company, Pop Starz, Inc., which had been operating Hip Hop dance training centers from 2001 through November 2007. In addition, our President and Directors have many years of experience in the entertainment industry.

Intellectual property

         Our operations will be dependent upon the intellectual property rights to our records. International copyright laws including those in the United States and Florida protect any master recordings we produce. As of the date hereof, we have not filed for any copyright or trademark protection although we expect to do so as our operations develop.

Government approval.

         We do not presently require any special government approvals for its products.

Effect of existing or probable governmental regulations on the business.

         We are not subject to any special regulations, and do not foresee any material effects of federal, state, or local regulations on any aspect of our operations. Any future changes in laws or regulations, however, might adversely affect our operations.

Research and development.

         Although we have not spent specific, identifiable amounts on research and development in our first fiscal year, we estimate that at least 25% of our time is spent trying to stay current with, and to anticipate new trends in, the music industry.

Costs and effects of compliance with environmental laws.

         We are not subject to any special environmental laws, and do not foresee any material costs or effects of compliance with federal, state, or local environmental laws on any aspect of our operations. Any future changes in laws or regulations, however, might adversely affect our operations.

Employees.

         We have one employee, our President, who works part-time in our executive offices. We also use the services of two independent contractors (who are not required to work any set number of hours per week).

Agreements.

         We entered into an agreement with The Next Pop Star, Inc., f/k/a Pop Starz Productions, Inc., an affiliated company, dated July 24th 2007 to advise and counsel with respect to activities in the production and promotion of live and recorded entertainment events and programs by helping produce a live entertainment competition named The Next Pop Star, Inc. www.bethenextpopstar.com (in installments or episodes) to be taped and/or filmed for distribution by television and/or internet means.

Risk Factors.

         You should carefully consider the risks described below before buying shares of our Common Stock. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may impair our business operations. If any of the adverse events described in this risk factors section actually occur, our business, results of operations and financial condition could be materially adversely affected, the trading price of our common stock could decline and you might lose all or part of your investment. We have had operating losses to date and cannot assure that we will be profitable in the foreseeable future. We make various statements in this section which constitute "forward-looking" statements under Section 27A of the Securities Act.

                RISKS RELATING TO OUR OVERALL BUSINESS OPERATIONS

OUR LIMITED OPERATING HISTORY MAY NOT SERVE AS AN ADEQUATE BASIS TO JUDGE OUR FUTURE PROSPECTS AND RESULTS OF OPERATIONS.

         We have a relatively limited operating history, and a limited history as a public reporting company. These limited operating histories and the unpredictability of the recording industry, make it difficult for investors to evaluate our businesses and future operating results. An investor in our securities must consider the risks, uncertainties and difficulties frequently encountered by companies in new and rapidly evolving markets. The risks and difficulties we face include challenges in accurate financial planning as a result of limited historical data and the uncertainties resulting from having had a relatively limited time period in which to implement and evaluate our business strategies as compared to older companies with longer operating histories.

WE HAVE INCURRED NET LOSS SINCE INCEPTION.

         We are a development stage company that was only incorporated on July 5, 2006. Thus, we have a limited operating history, primarily involving research, development and marketing activities. Our net loss for the year ended December 31, 2007 was $447,356 and at December 31, 2007, we had an accumulated deficit of $473,994. Our ability to achieve and maintain profitability and positive cash flow is dependent upon such factors as our ability to attract new artists, success of The Next Pop Star singing competition, our artists' ability to write music that is popular with the public, and our ability to record and sell our artists' music. Based upon current plans, we expect to incur operating losses in future periods because we expect to incur expenses which will exceed revenues for an unknown period of time. We cannot guarantee that we will be successful in generating sufficient revenues to support operations in the future. Failure to generate revenues will likely cause us to go out of business and our shares would have no value.

OUR BUSINESS DEPENDS SUBSTANTIALLY ON THE CONTINUING EFFORTS OF OUR EXECUTIVE OFFICERS, AND OUR BUSINESS MAY BE SEVERELY DISRUPTED IF WE LOSE THEIR SERVICES.

         Our future success depends substantially on the continued services of our executive officers, especially Ms. Michelle Tucker, our chief executive officer and the chairman of our board of directors. We do not maintain key man life insurance on any of our executive officers. If one or more of our executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Therefore, our business may be severely disrupted, and we may incur additional expenses to recruit and retain new officers.

WE HAVE A LACK OF PROFITS FROM OPERATIONS.

         To date, we have generated no profits from operations. Because we are a relatively small company and have limited capital, we must limit our operations and the number of artists we can currently service. At the moment, we are not working with any artists although we expect to sign the winner of The Next Pop Star singing competition to a recording contract. Since we currently do not service any artists, if we sign a recording artist and that recording artist is unsuccessful, the loss could have a significant negative impact on any revenues and cause us to operate at a loss. In addition, there can be no assurance that we will be successful in entering into contracts with new artists. If we cannot operate profitably, we may have to suspend or cease operations.

WE HAVE A LACK OF WORKING CAPITAL AND WE RELY ON ADVANCES FROM RELATED PARTIES TO FUND OUR OPERATIONS.

         Under our standard contract with artists, we are responsible for ordinary recording and distribution costs of our artists' work. If we do not generate sufficient revenues, we may not be able to provide such services in the future. We estimate that we have sufficient funding commitments for approximately the next twelve months, after which time we will need additional funds, either from revenues, through loans from our affiliated companies or other affiliates, if available, or other debt sources, or through sales of our common stock. No assurances can be provided, however, that such additional funds will be available. Our ability to expand operations, or even to continue operating at all, is materially dependent on our ability to generate revenues from operations or to raise additional funds.

THE NATURE OF OUR BUSINESS.

         Although industry analysts project that the music industry will continue to grow, no assurances can be provided that the company will be successful in marketing its products or that such services will receive broad-based, sustained market acceptance. In addition, our success is dependent upon, among other things, our ability to anticipate and satisfy the constant shift in the preferences of consumers. If we are unable to do so, this could result in a reduced demand for our products, which in turn could have a material adverse effect upon our operations.

THE MUSIC INDUSTRY IS HIGHLY COMPETITIVE.

         The industry in which we operate is very competitive. Many of our competitors have substantially greater financial capabilities and other resources than we do. While management believes that we will sign artists that will appeal to our targeted markets and we can generate demand for our artists, services and products through our marketing efforts that will enable us to successfully sell our products, no assurances can be provided that we will be successful or that established competitors with substantially greater financial and other resources will not view our emphasis on Hip Hop music as attractive and quickly commit more of their financial and marketing resources to this genre of music. In view of all of the foregoing, no assurances can be provided that we will successfully compete.

DUE TO LACK OF WORKING CAPITAL AND NET LOSSES, OUR AUDITOR HAS ISSUED US A GOING CONCERN OPINION.

         Due to our operating losses and deficits, our independent registered public accounting firm in their financial statements has raised substantial doubts about our ability to continue as a going concern. If we are not able to continue as a going concern, our operations will terminate and any investment in the Company will likely become worthless.

OUR INABILITY TO ATTRACT ARTISTS.

         Our business is substantially dependent upon our ability to attract and retain recording artists. The available pool of qualified artists is limited. We compete for such professionals with other companies whose financial resources are substantially greater than ours. Further, there can be no assurance that we will be able to identify and sign qualified artists. The cost of attracting potential artists may be higher than we anticipate. If we are unable to attract a sufficient number of artists, our business will suffer.

                  RISKS RELATING TO OWNERSHIP OF OUR SECURITIES

WE BEGAN OPERATING AS A PUBLIC COMPANY SUBJECT TO EVOLVING CORPORATE GOVERNANCE AND PUBLIC DISCLOSURE REGULATIONS THAT MAY RESULT IN ADDITIONAL EXPENSES AND CONTINUING UNCERTAINTY REGARDING THE APPLICATION OF SUCH REGULATIONS.

         Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related rules and regulations, are creating uncertainty for public companies. We are presently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional compliance costs we may incur or the timing of such costs. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by courts and regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Maintaining appropriate standards of corporate governance and public disclosure may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In addition, if we fail to comply with new or changed laws, regulations and standards, regulatory authorities may initiate legal proceedings against us and our business and our reputation may be harmed.

         We also expect these new rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our Board of Directors or as executive officers.

         We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

OUR SHARES MAY HAVE LIMITED LIQUIDITY.

         A substantial portion of the Company's shares of common stock will be closely held by certain insider investors. Consequently, the public float for the shares may be highly limited. As a result, should you wish to sell your shares into the open market, you may encounter difficulty selling large blocks of your shares or obtaining a suitable price at which to sell your shares.

OUR STOCK PRICE MAY BE VOLATILE, WHICH MAY RESULT IN LOSSES TO OUR STOCKHOLDERS.

         The stock markets have experienced significant price and trading volume fluctuations, and the market prices of companies quoted on the Over-The-Counter Bulletin Board such as ours generally have been very volatile and have experienced sharp share price and trading volume changes. The trading price of our common stock is likely to be volatile and could fluctuate widely in response to many of the following factors, some of which are beyond our control:

         o  variations in our operating results;

         o changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;

         o changes in operating and stock price performance of other companies in our industry;

         o  additions or departures of key personnel; and

         o  future sales of our common stock.

         Domestic and international stock markets often experience significant price and volume fluctuations. These fluctuations, as well as general economic and political conditions unrelated to our performance, may adversely affect the price of our common stock. In particular, following initial public offerings, the market prices for stocks of companies often reach levels that bear no established relationship to the operating performance of these companies. These market prices are generally not sustainable and could vary widely. In the past, following periods of volatility in the market price of a public company's securities, securities class action litigation has often been initiated.

A CERTAIN OFFICER/DIRECTOR OWNS A SUBSTANTIAL PORTION OF OUR OUTSTANDING COMMON STOCK, WHICH ENABLES HER TO INFLUENCE MANY SIGNIFICANT CORPORATE ACTIONS AND IN CERTAIN CIRCUMSTANCES MAY PREVENT A CHANGE IN CONTROL THAT WOULD OTHERWISE BE BENEFICIAL TO OUR STOCKHOLDERS.

         At March 28, 2008, our chief executive officer controls substantially all of our outstanding shares of common stock. Specifically, Ms. Michelle Tucker, our President, Chief Executive Officer and Board member, and other affiliated shareholders through family relationships or common ownership, acting together, could have a substantial impact on matters requiring the vote of the stockholders, including the election of our directors and most of our corporate actions. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our stockholders and us. This control could adversely affect the voting and other rights of our other stockholders and could depress the market price of our common stock.

WE MAY BE EXPOSED TO POTENTIAL RISKS RELATING TO OUR INTERNAL CONTROLS OVER FINANCIAL REPORTING AND OUR ABILITY TO HAVE THOSE CONTROLS ATTESTED TO BY OUR INDEPENDENT AUDITORS.

         As directed by Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404"), the Securities and Exchange Commission adopted rules requiring small business issuers, such as our company, to include a report of management on the company's internal controls over financial reporting in their annual reports for fiscal years ending on or after December 15, 2007. Presently, we will become subject to compliance with SOX 404 for our fiscal year ending December 31, 2008 the independent registered public accounting firm auditing our financial statements must also attest to and report on management's assessment of the effectiveness of our internal controls over financial reporting as well as the operating effectiveness of our internal controls. While we have yet to begin evaluating our internal control systems in order to allow our management to report on, and our independent auditors attest to, our internal controls, as presently required, we expect to expend significant resources in developing the necessary documentation and testing procedures required by SOX 404. Given our lack of internal accounting personnel, it is likely that we will identify significant deficiencies or material weaknesses in our internal controls. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain financing as needed could suffer.

OUR COMMON SHARES ARE THINLY TRADED AND, YOU MAY BE UNABLE TO SELL AT OR NEAR ASK PRICES OR AT ALL IF YOU NEED TO SELL YOUR SHARES TO RAISE MONEY OR OTHERWISE DESIRE TO LIQUIDATE SUCH SHARES.

         The Company cannot predict the extent to which an active public market for its common stock will develop or be sustained. Pop Starz Record's common shares have historically been sporadically or "thinly-traded" on the "Over-The-Counter Bulletin Board," meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

         The market price for Pop Starz Record's common stock is particularly volatile given our status as a relatively small company with a small and thinly traded "float" and lack of current revenues that could lead to wide fluctuations in our share price. You may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you.

         Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

WE DO NOT ANTICIPATE PAYING ANY CASH DIVIDENDS.

         We presently do not anticipate that we will pay any dividends on any of our capital stock in the foreseeable future. The payment of dividends, if any, would be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition. The payment of any dividends will be within the discretion of our Board of Directors. We presently intend to retain all earnings, if any, to implement our business plan; accordingly, we do not anticipate the declaration of any dividends in the foreseeable future.

THE APPLICATION OF THE "PENNY STOCK" RULES COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK AND INCREASE YOUR TRANSACTION COSTS TO SELL THOSE SHARES.

         As long as the trading price of our common shares is below $5 per share, the open-market trading of our common shares will be subject to the "penny stock" rules. The "penny stock" rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser's written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks.

         These additional burdens imposed on broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell our common shares, and may result in decreased liquidity for our common shares and increased transaction costs for sales and purchases of our common shares as compared to other securities.

VOLATILITY IN OUR COMMON SHARE PRICE MAY SUBJECT US TO SECURITIES LITIGATION.

         The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources.

WE MAY NEED ADDITIONAL CAPITAL, AND THE SALE OF ADDITIONAL SHARES OR OTHER EQUITY SECURITIES COULD RESULT IN ADDITIONAL DILUTION TO OUR STOCKHOLDERS.

         We will require additional cash resources to attract artists and implement our business plan, including any investments or acquisitions we may decide to pursue. If our resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

ITEM 2.  DESCRIPTION OF PROPERTIES.

         We do not own any real property. Our executive offices are located at 1800 Sunset Harbour Drive Suite 1807 Miami Beach, Florida 33139. We lease this space pursuant to a lease agreement with the Tucker Family Spendthrift Trust ("TFST"), a related party (see "Certain Relationships and Related Transactions" immediately below). The premises are comprised of approximately 600 square feet of office space. The lease runs month-to-month from January 1, 2008 through December 31, 2008, and may be extended for one additional year. The rent is $3,000 per month and includes all furnishings and equipment, utilities, taxes, and insurance (fire and liability). The lease is assignable to any entity under the Company's common control.

ITEM 3.  LEGAL PROCEEDINGS.

         There are no pending or threatened legal actions. However, during 2007 we resolved the following lawsuits.

         Morgan Nicole Hayes p/k/a Morgan Hayes and Janice Tierney vs. Pop Starz Records, Inc. a Florida Corporation - Case No, 07014786, Broward County, Florida
--------------------------------------------------------------------------------

         In connection with an exclusive agreement entered into by Morgan Hayes, Janice Tierney and the Company, Morgan Hayes filed a civil action against us in June 2007 seeking declaratory relief under Florida Statute, and to void the contract due to Morgan Hayes being a minor. The civil action has proceeded through preliminary motions, including Hayes' Motion for Summary Judgment. The court ruled for us in part and Hayes in part - the financial claims of the Company will continue while the court confirmed that the recording services portion of the contract will not continue to be effective. On November 9, 2007, we agreed to accept an offer of judgment for a sum to be paid to us with respect to the pending litigation matter concerning Morgan Hayes. Our management believes that settling this matter will avoid the further expense of the litigation process and the unpredictability of the eventual outcome of the case. We believe that this course of action will serve the best interests of the Company in relation to the case and the business operations of the Company. In 2007, this case was resolved and we received $ 5,500 from Hayes as full settlement of this matter.

         Bradley & Robinson, P.L. vs. Pop Starz Records, Inc. a Florida Corporation -Case No, C7-18655, Broward County, Florida
--------------------------------------------------------------------------------

         In November 2007, in connection with a Litigation Retainer Agreement entered into by Bradley & Robinson PL and the Company, Bradley & Robinson filed a civil action against the Company in November 2007 seeking payment for legal services rendered to the Company in the amount of $11,000 which is reflected as an accounts payable on the accompanying balance sheet. On March 25, 2008, the Company's settled this accounts payable for $11,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET PRICE OF AND DIVIDENDS ON COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock trades on the Over the Counter Bulletin Board under the symbol ("PSZR"). There is a very limited market for our common stock, with very limited trading activities. Prior to December 31, 2007, there was no trading market for our common stock. The reported bid quotations set forth below reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

         Our common stock did not begin to trade on any exchange or electronic quotation system until December 31, 2007. There was no bid or ask in 2007.

         The high and low bid price for those periods in which quotes are available is set forth below:

                                  High         Low
                                --------     -------
2008

Through March 25, 2008.......   $   1.01     $   .15

         Such market quotations reflect the high bid and low prices as reflected by the OTCBB or by prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions. The market makers for our common stock currently are Hill Thompson Magid and Co., Inc., Knight Equity Markets, L.P., Hudson Securities, Inc., Domestic Securities, Inc., GLB Trading, Inc. and UBS Securities LLC. Our shares are subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

         The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share. Since our shares are deemed to be "penny stocks", trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors.

         For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. Consequently, these rules may restrict the ability of broker dealers to trade and/or maintain a market in our Common Stock and may affect the ability of shareholders to sell their shares.

Holders

         As of March 25, 2008 there were 78 stockholders of record of our Common Stock.

         Our transfer agent is Florida Atlantic Stock Transfer Company. Their mailing address is 7130 N. Nob Hill Road Fort Lauderdale, Florida 33321 and their telephone number is (954)726-4954.

Dividends

         We have not paid any cash dividends on our common stock since the date of our incorporation and we do not anticipate paying any cash common stock dividends in the foreseeable future. We anticipate that any earnings will be retained for development and expansion of our businesses and we do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plans

         None.

Recent Sales of Unregistered Securities

         During 2007, we issued the following unregistered shares of our common stock:

Date                      Number of Shares         Name            Consideration
------------------------  ----------------     -----------------   -------------

1-08-07(1) .............      6,000,000        Pop Starz, Inc.       $ 60,000
1-08-07 ................         59,779        Marlene Cassidy           (2)
5-08-07 ................      1,800,000        Michelle Tucker           (3)
5-08-07 ................         50,000        Kevin Dornan              (4)
5-08-07 ................         30,000        Michelle Tucker           (5)
5-08-07 ................         10,000        Marlene Cassidy           (5)
5-08-07 ................         20,000        Stanley Marseille         (5)
5-08-07 ................          5,200        Kevin Dornan              (9)
7-12-07 ................          2,600        Kevin Dornan              (4)
7-12-07 ................         10,000        Jonathan Green            (4)
7-12-07 ................         10,000        Francisco Del             (5)
7-12-07 ................         10,000        Adam Wasserman            (6)
9-30-07 ................         15,000        Jonathan Green            (5)
9-30-07 ................         15,000        Francisco Del             (5)
9-30-07 ................         15,000        Adam Wasserman            (6)
9-30-07 ................      1,587,250        Pop Starz Inc.            (7)
9-30-07 ................         74,799        TFST*                     (8)
9-30-07 ................         96,000        Michelle Tucker           (7)
9-30-07 ................         40,000        Leonard Tucker            (9)
9-30-07 ................         46,900        Adam Wasserman            (5)
11-08-07 ...............          5,000        Jonathan Green            (5)
11-08-07 ...............          5,000        Francisco Del             (5)
11-08-07 ...............          5,000        Adam Wasserman            (5)
11-08-07 ...............         80,000        TFST                      (7)
11-08-07 ...............         16,000        Pop Starz Inc.            (7)
12-31-07 ...............         10,000        Jonathan Green            (5)
12-31-07 ...............         10,000        Francisco Del             (5)
12-31-07 ...............         10,000        Adam Wasserman            (5)
12-31-07 ...............         31,200        Adam Wasserman            (6)
12-31-07 ...............        100,000        Michelle Tucker           (7)
12-31-07 ...............        108,000        TFST                      (8)
12-31-07 ...............        101,290        Pop Starz, Inc.           (7)

* TFST: Tucker Family Spendthrift Trust

(1) Issuable at 10-31-06 but were only issued after an increase in the Registrant's capitalization.
(2) Issuable at 12-21-06 and were issued @ $0.01 in conjunction with the acquisition of the assets of eMotion Music, LLC.
(3) These shares were issued @ $0.01 and pursuant to the terms of her employment agreement for accrued salary due for services rendered as the Registrant's president during 2006.
(4)   Legal services rendered.
(5) Director and/or officer agreement for services. (6) Compensation for accounting services rendered
(7)   Debt Conversion
(8)   Debt Conversion and office space
(9)   Services Provided

         All issuances were pursuant to Section 4(2) of the Securities Act. Each offering was limited and made to sophisticated investors. In each case, the subscriber was required to represent that the shares were purchased for investment purposes, and the certificates were legended to prevent transfer except in compliance with applicable laws. In addition, each subscriber was provided with access to the Registrant's officers, directors, books and records, in order to obtain any required information.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS

         The statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments affecting the Company will be those anticipated by management. Actual results may differ materially from those included in the forward-looking statements.

         Readers are also directed to other risks and uncertainties discussed in other documents filed by the Company with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

GENERAL

         We are a developmental stage company engaged in the business of developing, producing, licensing, acquiring and distributing recorded music, primarily in the popular Hip-Hop and Pop genres. We may in the future branch into other popular music styles as opportunities are develop. We have to date relied on advances made to the Company by our president and/or affiliated entities of our president. There can be no assurance that she will continue to make these advances in the future. If we can not identify additional funding sources in the future and we do not generate revenues in excess of our expenses, there is a substantial likelihood that we will have to cease operations,

RESULTS OF OPERATIONS

Year Ended December 31, 2007 Compared to July 5, 2006 (inception) through December 31, 2006

         We generated no revenues in either 2006 or 2007. We incurred general and administrative expenses totaling $439,011 for the year ended December 31, 2007 as compared to expenses totaling $26,638 during 2006, an increase of $412,373. The reason for the significant increase in expenses is due to the fact that the Company was in its organizational stages in 2006 and incurred minimal expenses with respect to the development of its business.

         We incurred a net loss of $447,356 in fiscal 2007 as compared to a net loss of $26,638 in fiscal 2006. Our net loss per share in 2007 was $(.06) as compared to $(.00) in 2006. We have an accumulated loss from operations totaling $473,994.

LIQUIDITY AND CAPITAL RESOURCES

         We have nominal assets. As of December 31, 2007 we had cash of $69 as compared to cash of $133,444 as of December 31, 2006. Total assets were $7,752 as compared to $144,032. The significant decrease in our cash holdings was attributable to expenses we incurred during our developmental stages.

         Pursuant to a court settlement, we received the sum of $5,500 in connection with the settlement of a lawsuit. (See "Subsequent Events.)

         Our operations to date have been funded by loans and capital contributions made by our affiliates. All outstanding loans have since been converted into equity. (See Note 4 of our audited financial statements.)

         Our total current liabilities were $164,302 as compared to $19,750. The primary reason for this increase is the $138,362 that we owe related parties. We relied on these related parties to provide working capital to cover professional fees, rent and compensation. We have a working capital deficit of $158,733. Unless we secure additional financing, of which there can be no assurance, or begin to generate revenues in excess of expenses, we will not be able to meet our obligations as they become due.

         Due to our operating losses and deficits, our independent auditors in their financial statements have raised doubts about our ability to continue as a going concern. Despite these historical losses, management believes that it will be able to satisfy ongoing operating expenses. If revenues from operations are insufficient to meet these obligations, management will seek to obtain third party financing. There can be no assurance that any financing will be available, or if available, will be offered on terms that will not adversely impact our shareholders.

         For the year ended December 31, 2007, we used cash in operating activities of $232,175 as compared to $6,588 for the year ended December 31, 2006. During 2007, we used cash to fund of operating loss of $447,356 offset by non-cash items such as depreciation and amortization of $5,630 and stock compensation of $18,222, a decrease in prepaid expenses of $136,000 and other changes in operating assets and liabilities.

         For the year ended December 31, 2007, we used cash in investing activities of $2,519 as compared to $10,000 for the year ended December 31, 2006. During 2007, we used cash to purchase property of equipment. During 2006, we used cash to acquire intangible assets.

         For the year ended December 31, 2007, we received net used cash from financing activities of $101,319 as compared to $150,032 for the year ended December 31, 2006. During 2007, we received net cash from related party advances of $29,242 and cash from related party loans of $72,077. During 2006, we received cash from related party loans of $90,032 and from the sale of our common stock to a related party of $60,000.

CRITICAL ACCOUNTING POLICIES

         Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. Significant estimates in 2007 and 2006 included the valuation of stock in connection with the acquisition of an intangible asset, stock issued for services, stock issued to convert outstanding debt, estimated useful life of equipment, and a 100% valuation allowance for deferred taxes due to the Company's continuing and expected future losses.

         Development stage: Our financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include debt and equity-based financing, related party debt financing, acquisition and creation of intellectual properties and certain research and development activities to improve current technological concepts. As we are devoting our efforts to research and development, there has been no revenue generated from sales, license fees or royalties.

         Loss per share: Basic loss per share excludes dilution and is computed by dividing the net loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the income of the Company. Diluted income per share is computed by dividing the income available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution. At December 31, 2007 and 2006, respectively, we did not have any outstanding common stock equivalents.

Off-Balance Sheet Arrangements

         We have not entered into any off-balance sheet arrangements. We do not anticipate entering into any off-balance sheet arrangements during the next 12 months.

ITEM 7.  FINANCIAL STATEMENTS.

         See our Financial Statements beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

ITEM 8A. CONTROL AND PROCEDURES

         As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2007, the end of the period covered by this Annual Report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Annual Report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

         Our management, including our Chief Executive Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

         We believe that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to the Chief Executive Officer, to allow timely decisions regarding required disclosure.

Changes in internal controls
----------------------------

         There have been no changes in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                     PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The name, age, position and date of appointment of the Company's directors and executive officers are as follows:

              Name          Age       Position(s)        Appointed
         ---------------    ---      -------------       ---------

         Michelle Tucker     49      CEO/PRESIDENT       Inception*
                                     DIRECTOR

         Francisco Del       37      DIRECTOR            May 2007

         Adam Wasserman      43      CFO                 Inception

         * Ms Tucker has held various positions with the Company since its inception and at various dates.

         MICHELLE TUCKER: Previously served as an independent contractor as a Special Advisor to the Company since January 2007 and assumed the role of president/CEO and director with the resignation of our former president Jonathan Green. For the past five years, Mrs. Tucker has been the Director and President of Pop Starz, Inc., and was our founding President from July 2006 through December 2006.

         FRANCISCO DEL:, Professionally known as "Del," . His term of office as a director is for three years (subject to annual re-election by shareholders) or until his successor is elected and qualified. An independent singer-songwriter-producer, Mr. Del was the free-lance producer on Jon Secada's 2005 recordings for Big 3 Records and also wrote songs for Big Band Radio during that year. In addition, he won a 2005 Telly Award for his performance of "Careless Whisper." During 2004 he wrote songs for Pitbull on TVT Records. In 2003, he formed a production company, B Smooth Productions, with Dennis Dellinger, and together they produced Del's debut CD, "Go All Night," on the newly formed label MBSC Records, distributed through LightYear Entertainment/WEA. Mr. Del previously worked as a producer for R&B artists in South Florida. He does not hold a directorship in any other reporting company.

         ADAM WASSERMAN: Mr. Wasserman has served as our Chief Financial Officer since inception. Mr. Wasserman devotes a portion of his time to our company. As our business grows, we will either seek to increase the amount of time Mr. Wasserman devotes to our company or hire a full-time chief financial officer. Since November 1999, Mr. Wasserman has been CEO of CFO Oncall, Inc., a Weston, Florida based provider of consultant accounting services specializing in financial reporting, budgeting and planning, mergers and acquisitions, audit preparation services, accounting, automated systems, banking relations and internal controls. Mr. Wasserman has also served as the Chief Financial Officer of Transax International Limited since May 2005, Lotus Pharmaceuticals, Inc. since October 2006, and serves as CFO for other companies. From June 1991 to November 1999 he was Senior Audit Manager at American Express Tax and Business Services, in Fort Lauderdale, Florida where his responsibilities included supervising, training and evaluating senior staff members, work paper review, auditing, maintaining positive client relations, preparation of tax returns and preparation of financial statements and the related footnotes. From September 1986 to May 1991, Mr. Wasserman was employed by Deloitte & Touche, LLP. During his employment, his significant assignments included audits of public (SEC reporting) and private companies, tax preparation and planning, management consulting, systems design, staff instruction, and recruiting. Mr. Wasserman holds a Bachelor of Administration from the State University of New York at Albany. He is a CPA (New York) and a member of The American Institute of Certified Public Accountants and is a director, the treasurer and an executive board member of Gold Coast Venture Capital Association.

Family relationships.
---------------------

         There are no family relationships among the Registrant's directors and executive officers.

Involvement in Certain Legal Proceedings.
-----------------------------------------

         During the past five years, no director, executive officer, promoter or control person of the Registrant has been involved in any bankruptcy proceeding; been convicted in or is subject to any criminal proceeding; is subject to any order, judgment or decree in any way limiting his or her involvement in any type of business, in securities or banking activities; or been found by a court of competent jurisdiction (in a civil action), the Securities & Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

AUDIT COMMITTEE FINANCIAL EXPERT
--------------------------------

         No member of our board of directors its audit committee that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B.

         We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors. Further, we are currently quoted on the OTC Bulletin Board, which does not have any listing requirements mandating the establishment of any particular committees.

Code of Ethics
--------------

         The Company has recently adopted a Code of Ethics that meets the requirements of Section 406 of the Sarbanes-Oxley Act of 2002 which has been filed as an exhibit to this Form 10-KSB. We will provide to any person without charge, upon request, a copy of such Code of Ethics. Persons wishing to make such a request should contact Michelle Tucker, our chief executive officer. our corporate headquarters.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         We have no equity securities registered under Section 12(g) of the Securities Exchange Act of 1934, and accordingly, our officers, directors and principal stockholders are not required to file reports under Section 16(a) of the Exchange Act. Nonetheless, our officers and directors have filed the required reports as if the Company were subject to the reporting requirements of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION

         The following table discloses compensation paid during the fiscal year ended December 31, 2007 to (i) the Company's Chief Executive Officer, and (ii) individual(s) who were the only executive officers, other than the Chief Executive Officer, serving as executive officers at the end of 2007 (the "Named Executive Officers"). No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the chart below, were paid to these executive officers during these fiscal years.

                                                SUMMARY COMPENSATION TABLE
                                                                    NON-EQUITY     NONQUALIFIED
                                                STOCK    OPTION   INCENTIVE PLAN     DEFERRED      ALL OTHER
 NAME AND PRINCIPAL   FISCAL   SALARY   BONUS   AWARDS   AWARDS    COMPENSATION    COMPENSATION   COMPENSATION
      POSITION         YEAR      ($)     ($)      ($)      ($)         ($)         EARNINGS ($)     ($) (2)      TOTAL ($)
-------------------   ------   ------   -----   ------   ------   --------------   ------------   ------------   ---------
Michelle Tucker,       2007    36,000     0          0      0           0                0                 0       36,000
 current CEO,          2006    18,000     0        300      0           0                0                 0       18,300
 President and
 Director (1)

Jonathan Greene,       2007    56,500     0      3,100      0           0                0           116,000      175,600
 former CEO,           2006         0     0          0      0           0                0                 0            0
 President,
 Director (2)

Adam Wasserman, CFO    2007     2,500     0     10,910      0           0                0                 0       13,410
                       2006         0     0          0      0           0                0                 0            0

Francisco Del,         2007    15,346     0      3,100      0           0                0            15,000       33,446
 Director              2006         0     0          0      0           0                0                 0            0

(1) Mrs. Tucker was employed at the company's President from its inception in July 2006 through the end of December 2006, pursuant to the terms of an employment agreement. The agreement was "at will" and provided for immediate termination "for cause" and termination upon two weeks' notice if without cause. The agreement contained confidentiality and non-compete clauses, and provided for a monthly salary of $3,000, payable in cash or in stock (in whole or in part) at the employee's election and if in stock, subject to company approval and at a price determined by the company. Mrs. Tucker resigned at the end of December 2006. Mrs. Tucker served as special consultant to the Presidents of the Registrant from January 2007 through January 2008 at which time she resumed the presidency.

(2) The stock award was for Mrs. Tucker's services as a director. See "Director Compensation" immediately below.

         As a material subsequent event, the company currently employs Mrs. Tucker as its President. Mrs. Tucker will serve as President until a new President can be employed. The agreement is "at will" and provide for immediate termination "for cause" and termination upon two weeks' notice if without cause. The agreement also contains confidentiality and non-compete clauses.

Bonuses and Deferred Compensation

         We do not have any bonus, deferred compensation, stock option or retirement plan. Such plans may be adopted by us at such time as deemed reasonable by our board of directors. We do not have a compensation committee, all decisions regarding compensation are determined by our board of directors.

DIRECTORS' COMPENSATION

         Our directors are reimbursed for reasonable expenses incurred in connection with attendance at meetings of the Board and of Committees of the Board. They also received the following compensation:

                              Number of shares      Valuation
                              ----------------      ---------

Jonathan Greene* .........         40,000            $4,000

Francisco Del ............         40,000            $4,000

Marlene Cassidy* .........         10,000            $1,000

Stanley Marseille* .......         20,000            $2,000

* Former Director

         The company's standard director agreements have a term of three years (subject to annual re-election by the shareholders) or until the director's successor is elected and qualified. A director may resign at any time, and may also be removed for any reason by a majority vote of the company's shareholders. (Since Michelle Tucker effectively controls the majority of the company's voting shares, she alone currently has the ability to remove a director.) Directors are compensated as follows: for basic service as a director, 5,000 shares of common stock per month; for serving as a member of a board committee, 1,250 shares per month (if serving as a committee chair, the number of shares is 2,500); and for attending a board or committee meeting in person outside the company's offices (instead of telephonically), an additional 1,250 shares per meeting. Because of our company's size, we do not currently have any board committees. Our two current directors have the same compensation arrangement.

STOCK OPTIONS GRANTED IN LAST FISCAL YEAR

         None.

EMPLOYMENT AGREEMENTS

         We currently employ Mrs. Tucker as our President. From May 1, 2007 until January 7, 2008 Jonathan Green served as the Company's president. She resumed her role as president of the Company on January 8, 2008 upon the termination of Mr. Greene. Mrs. Tucker will continue to serve as President until a new full time President can be employed. The agreement is "at will" and provide for immediate termination "for cause" and termination upon two weeks' notice if without cause. The agreement also contains confidentiality and non-compete clauses.

         Mrs. Tucker is compensated with a current monthly salary of $3,000.

         Mr. Wasserman receives 5,000 shares per month as an officer of the Company. He is also compensated on an hourly basis for accounting services provided.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth information regarding the beneficial ownership of our shares of common stock at March 15, 2008 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our executive officers and directors as a group. Unless otherwise specified, we believe that all persons listed in the table possess sole voting and investment power with respect to all shares of our common stock beneficially owned by them. As of March 15, 2008, we had approximately 11,625,814 shares of common stock issued and outstanding.

         As of March 25th 2008, the following directors and executive officers owned the following shares:

                Name & Address of                 Amount & Nature of
Title of Class  Beneficial Owner                  Beneficial Owner    % of Class
--------------  --------------------------------  ------------------  ----------

Common          Francisco Del                            65,000           0.6%
                3921 N. Meridian Ave. "A"
                Miami, FL 33139

Common          Adam Wasserman                          146,534           1.3%
                1643 Royal Grove Way
                Weston, FL 33327

Common          Michelle Tucker and affiliates *      5,784,708          49.8%
                5030 Champion Blvd.
                G6 # 227
                Boca Raton, FL 33496 (1)

Common          Pop Starz, Inc. (1)                   4,994,615          43.0%
                5030 Champion Blvd.
                G6 # 227
                Boca Raton, FL 33496

Directors & Officers as a group (3) persons           5,996,242          51.6%

(1) The controlling shareholder of Pop Starz, Inc. is Michelle Tucker. As of March 2008, Mrs. Tucker individually holds approximately 76% of Pop Starz, Inc.'s outstanding shares, and an affiliate, the Tucker Family Spendthrift Trust for which Mrs. Tucker is co-trustee, holds an additional 8%.

* Includes affiliated entities Tucker Family Spendthrift Trust, Leonard Tucker, and Blue Lake Capital Corp.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Except as described below, none of the following persons has any direct or indirect material interest in any transaction to which we are a party during the past two years, or in any proposed transaction to which the Company is proposed to be a party:

         (A) any director or officer;

         (B) any proposed nominee for election as a director;

         (C) any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our common stock ; or

         (D) any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary.

         During 2006, we received funding of $90,032 from Pop Starz, Inc. The notes bore interest at 10%, were secured by all assets of the Company and were due two years from the issue date.

         During 2007, we received further funding of $72,077 from Pop Starz, Inc. These notes additional notes were issued under the same terms as the preceding notes from 2006.

         In 2007, we issued 1,883,339 shares of common stock, having a fair value of $188,334 ($0.10/share), based upon the fair value of stock issued to third parties for services rendered. The conversion included principal totaling $179,989 and related accrued interest $8,345. There was no gain or loss recorded on these debt conversions.

         During 2007, we received $31,228 from affiliates of the Company's Chief Executive Officer. The loans were non-interest bearing, unsecured and due on demand. During 2007, the Company repaid $1,986.

         These related party notes and loans have represented a 100% concentration of debt financing since inception.

         During 2007, we issued 1,970,000 shares of common stock having a fair value of $35,000 to our Chief Executive Officer and affiliate for accrued compensation. Of the total, 1,800,000 shares were issued at $0.01 per share, based upon the recent cash-offering price. The remaining 170,000 shares were issued at $0.10 per share, based upon the fair value of stock issued to third parties for services rendered.

         We currently lease our offices for $3,000 per month from the TFST, one of whose co-trustees and beneficiaries is Michelle Tucker, who serves as President and controlling shareholder of the Registrant. The TFST is a Florida trust for whom Michelle Tucker and Leonard Tucker serve as co-trustees with investment authority on behalf of the trust's four beneficiaries: Michelle Tucker, Leonard Tucker, and their two daughters, Shayna and Montana (a minor). During 2007, we issued 150,000 shares of common stock having a fair value of $15,000 ($0.10/share), to an affiliate of the Company's Chief Executive Officer for rent. Fair value was based upon the fair value of stock issued to third parties for services rendered. We pay this related party $3,000 per month. Total related party rent expense for 2007 was $36,000.

Subsequent Events

         On January 7, 2008, Jonathan D. Greene resigned from his positions as Chief Executive Officer and Director of the Company. Mr. Greene cited his other business pursuits as the reason for his resignation.

         Concurrently with Mr. Greene's resignation, Michelle Tucker was appointed President, Chief Executive Officer and Director of the Company.

         In an action filed against the Company by Morgan Nicole Hayes against the Company, the case was resolved and the Company will receive $5,500. In connection with this judgment, the Company recorded a receivable for $5,500, which was received in January 2008.

ITEM 13. EXHIBITS

2.1      Asset purchase agreement with eMotion Music, LLC (1)

3(i).1   Articles of Incorporation (1)

3(i).2   Amended Articles of Incorporation (1)

3(ii).1  By-laws (1)

10.1     Employment agreement with Jonathan Green (1)

10.2     Employment agreement with Francisco Del (1)

10.3     Independent contractor agreement with Michelle Tucker (1)

10.4     Lease agreement (1)

10.5     Standard director agreement (1)

10.6     Exclusive recording agreement with Morgan Hayes (1)

14       Code of Business Conduct and Ethics *

31.1 Certificate of the Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2 Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1 Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2 Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

(1) filed as an exhibit to the Registrant's Form SB-2, filed May 14, 2007

*Filed Herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         AUDIT FEES. The aggregate fees billed for professional services rendered was $15,500 and $14,507 for the audit of our annual financial statements for the fiscal years ended December 31, 2007 and 2006, respectively, and the reviews of the financial statements included in our Forms 10-QSB for those fiscal years.

         AUDIT-RELATED FEES. The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and not reported under the caption "Audit Fee."

         TAX FEES. No fees were billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning services.

         ALL OTHER FEES. Other than the services described above, there were no other services provided by our principal accountants for the fiscal years ended December 31, 2007 and 2006.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       POP STARZ RECORDS, INC.

Date: March 31, 2008                   By: /s/ Michelle Tucker
                                           -------------------
                                           Michelle Tucker
                                           CEO and Director

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         By: /s/ Michelle Tucker                      Date: March 31, 2008
             -------------------
             Michelle Tucker
             CEO/ Director


         By: /s/ Adam Wasserman                       Date: March 31, 2008
             ------------------
             Adam Wasserman
             Chief Financial Officer


         By: /s/ Francisco A. Del                     Date: March 31, 2008
             --------------------
             Francisco A. Del

                             POP STARZ RECORDS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                           DECEMBER 31, 2007 AND 2006

                                    CONTENTS

                                                                         Page(s)
                                                                         -------

Report of Independent Registered Public Accounting Firm ................     F-2

Financial Statements:

Balance Sheets - As of December 31, 2007 and 2006 ......................     F-3

Statements of Operations

   For the year ended December 31, 2007, the period from July 5, 2006 (inception) to December 31, 2006 and for the period from July 5, 2006
   (inception) to December 31, 2007 ....................................     F-4

Statements of Changes in Stockholders' Equity (Deficit)

   For the year ended December 31, 2007, the period from July 5, 2006 (inception) to December 31, 2006 and for the period from July 5, 2006
   (inception) to December 31, 2007 ....................................     F-5

Statements of Cash Flows

   For the year ended December 31, 2007, the period from July 5, 2006 (inception) to December 31, 2006 and for the period from July 5, 2006
   (inception) to December 31, 2007 ....................................     F-6

Notes to Financial Statements ..........................................F-7 - 16

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders' of:
Pop Starz Records, Inc.

We have audited the accompanying balance sheets of Pop Starz Records, Inc. (a development stage company) as of December 31, 2007 and 2006, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the year ended December 31, 2007, the period from July 5, 2006 (inception) to December 31, 2006 and for the period from July 5, 2006 (inception) to December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included considerations of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pop Starz Records, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the year ended December 31, 2007, the period from July 5, 2006 (inception) to December 31, 2006 and for the period from July 5, 2006 (inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a net loss of $447,356, net cash used in operations of $232,175 for the year ended December 31, 2007, a working capital deficit of $158,733, a deficit accumulated during the development stage of $473,994 and a stockholders' deficit of $156,550 at December 31, 2007. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Berman & Company, P.A.

Berman & Company, P.A.

Boca Raton, Florida
March 25, 2008

                             POP STARZ RECORDS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                 --------------

                                                              DECEMBER 31,
                                                            2007         2006
                                                         ---------    ---------
                                     ASSETS
                                     ------

CURRENT ASSETS:
  Cash ...............................................   $      69    $ 133,444
  Judgment receivable ................................       5,500            -
                                                         ---------    ---------
TOTAL CURRENT ASSETS .................................       5,569      133,444
                                                         ---------    ---------

Equipment, net of accumulated depreciation of $336 ...       2,183            -

Intangible assets - net ..............................           -       10,588
                                                         ---------    ---------

TOTAL ASSETS .........................................   $   7,752    $ 144,032
                                                         =========    =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES:
  Accounts payable ...................................   $  11,392    $       -
  Accrued expenses ...................................           -        1,750
  Accrued compensation - related party ...............      14,548       18,000
  Due to related parties .............................     138,362            -
                                                         ---------    ---------
TOTAL CURRENT LIABILITIES ............................     164,302       19,750
                                                         ---------    ---------

LONG-TERM LIABILITIES:
  Notes payable - related party ......................           -       90,032
                                                         ---------    ---------

TOTAL LIABILITIES ....................................     164,302      109,782
                                                         ---------    ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock ($0.01 par value, 100,000,000 shares
    authorized, 10,378,024 and 6,088,779 shares
    issued and outstanding) ..........................     103,780       60,888
  Additional paid-in capital .........................     213,664            -
  Deficit accumulated during development stage .......    (473,994)     (26,638)
                                                         ---------    ---------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT) .................    (156,550)      34,250
                                                         ---------    ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT ..........   $   7,752    $ 144,032
                                                         =========    =========

                 See accompanying notes to financial statements

                                           POP STARZ RECORDS, INC.
                                        (A DEVELOPMENT STAGE COMPANY)
                                           STATEMENTS OF OPERATIONS
                                           ------------------------
                                                                   FOR THE PERIOD FROM    FOR THE PERIOD FROM
                                                                       JULY 5, 2006           JULY 5, 2006
                                             FOR THE YEAR ENDED       (INCEPTION) TO         (INCEPTION) TO
                                             DECEMBER 31, 2007      DECEMBER 31, 2006      DECEMBER 31, 2007
                                             ------------------    -------------------    -------------------
OPERATING EXPENSES
  General and administrative ................   $   439,011            $    26,638            $   465,649
                                                -----------            -----------            -----------
Total Operating Expenses ....................       439,011                 26,638                465,649
                                                -----------            -----------            -----------

LOSS FROM OPERATIONS ........................      (439,011)               (26,638)              (465,649)

OTHER EXPENSES
  Interest expense - related party ..........        (8,345)                     -                 (8,345)
                                                -----------            -----------            -----------

NET LOSS ....................................   $  (447,356)           $   (26,638)           $  (473,994)
                                                ===========            ===========            ===========

NET LOSS PER SHARE - BASIC AND DILUTED ......   $     (0.06)           $     (0.00)           $     (0.07)
                                                ===========            ===========            ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
  DURING THE YEAR/PERIOD - BASIC AND DILUTED      7,826,968              6,021,359              7,226,895
                                                ===========            ===========            ===========

                                See accompanying notes to financial statements

                                                     F-4

                                                  POP STARZ RECORDS, INC.
                                               (A DEVELOPMENT STAGE COMPANY)
                                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                  FOR THE YEAR ENDED DECEMBER 31, 2007, THE PERIOD FROM JULY 5, 2006 TO DECEMBER 31, 2006
                  ---------------------------------------------------------------------------------------
                           AND FOR THE PERIOD FROM JULY 5, 2006 (INCEPTION) TO DECEMBER 31, 2007
                           ---------------------------------------------------------------------
                                                                                                 DEFICIT
                                                                                               ACCUMULATED       TOTAL
                                                              COMMON STOCK        ADDITIONAL     DURING      STOCKHOLDERS'
                                                        -----------------------    PAID-IN     DEVELOPMENT      EQUITY
                                                          SHARES       AMOUNT      CAPITAL        STAGE        (DEFICIT)
                                                        ----------   ----------   ----------   -----------   -------------
Common stock issued to Parent ($0.01 per share) .....    6,000,000   $   60,000   $        -   $        -     $   60,000

Common stock issued for acquisition ($0.01 per share)       58,779          588            -            -            588

Common stock issued for services - related party
  ($0.01 per share) .................................       30,000          300            -            -            300

Net loss for the period ended December 31, 2006 .....            -            -            -      (26,638)       (26,638)
                                                        ----------   ----------   ----------   ----------     ----------

Balance December 31, 2006 ...........................    6,088,779       60,888            -      (26,638)        34,250

Common stock issued for debt and accrued interest
  - related parties ($0.10 per share) ...............    1,883,339       18,833      169,501            -        188,334

Common stock issued for accrued compensation
  - related parties ($0.01 and $0.10 per share) .....    1,970,000       19,700       15,300            -         35,000

Common stock issued for accrued rent - related party
  ($0.10 per share) .................................      150,000        1,500       13,500            -         15,000

Common stock issued for services ($0.01 and $0.10
  per share) ........................................       67,806          678          234            -            912

Common stock issued for services - related parties
  ($0.01 and $0.10 per share) .......................      218,100        2,181       15,129            -         17,310

Net loss for the year ended December 31, 2007 .......            -            -            -     (447,356)      (447,356)
                                                        ----------   ----------   ----------   ----------     ----------

BALANCE DECEMBER 31, 2007 ...........................   10,378,024   $  103,780   $  213,664   $ (473,994)    $ (156,550)
                                                        ==========   ==========   ==========   ==========     ==========

                                      See accompanying notes to financial statements

                                                            F-5

                                                POPS STARZ RECORDS, INC.
                                             (A DEVELOPMENT STAGE COMPANY)
                                                STATEMENTS OF CASH FLOWS
                                                ------------------------
                                                                             FOR THE PERIOD FROM    FOR THE PERIOD FROM
                                                             FOR THE            JULY 5, 2006           JULY 5, 2006
                                                            YEAR ENDED         (INCEPTION) TO         (INCEPTION) TO
                                                        DECEMBER 31, 2007     DECEMBER 31, 2006      DECEMBER 31, 2007
                                                        -----------------    -------------------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...............................................    $(447,356)            $ (26,638)             $(473,994)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Amortization .....................................        5,294                     -                  5,294
      Depreciation .....................................          336                     -                    336
      Impairment loss ..................................        5,294                     -                  5,294
      Stock issued for services ........................          912                     -                    912
      Stock issued for services - related parties ......       17,310                   300                 17,610
    Changes in operating assets and liabilities:
      (Increase) in judgment receivable ................       (5,500)                    -                 (5,500)
      Decrease in prepaid expenses .....................      136,000                     -                136,000
      Increase in accounts payable .....................       11,392                     -                 11,392
      Increase in accrued expenses .....................        4,250                 1,750                  6,000
      Increase in accrued compensation - related parties       31,548                18,000                 49,548
      Increase in accrued interest - related party .....        8,345                     -                  8,345
                                                            ---------             ---------              ---------
        Net Cash Used In Operating Activities ..........     (232,175)               (6,588)              (238,763)
                                                            ---------             ---------              ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment ................................       (2,519)                    -                 (2,519)
  Cash paid for acquisition of intangible asset ........            -               (10,000)               (10,000)
                                                            ---------             ---------              ---------
        Net Cash Used in Investing Activities ..........       (2,519)              (10,000)               (12,519)
                                                            ---------             ---------              ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from related party advances .................       31,228                     -                 31,228
  Repayments on related party advances .................       (1,986)                    -                 (1,986)
  Proceeds from notes payable - related party ..........       72,077                90,032                162,109
  Proceeds from sale of common stock - related party ...            -                60,000                 60,000
                                                            ---------             ---------              ---------
        Net Cash Provided By Financing Activities ......      101,319               150,032                251,351
                                                            ---------             ---------              ---------

Net Increase (Decrease) in Cash ........................     (133,375)              133,444                     69

Cash - Beginning of Year/Period ........................      133,444                     -                      -
                                                            ---------             ---------              ---------

Cash - End of Year/Period ..............................    $      69             $ 133,444              $      69
                                                            =========             =========              =========

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Year/Period for:
  Income Taxes .........................................    $       -             $       -              $       -
                                                            =========             =========              =========
  Interest .............................................    $       -             $       -              $       -
                                                            =========             =========              =========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued in connection with acquisition of
    intangible asset ...................................    $       -             $     588              $     588
                                                            =========             =========              =========
  Common stock issued for debt and accrued expenses
    - related party ....................................    $  15,000             $       -              $  15,000
                                                            =========             =========              =========
  Common stock issued in exchange for accrued
    compensation - related party .......................    $  35,000             $       -              $  35,000
                                                            =========             =========              =========
  Common stock issued for debt and accrued interest
    - related parties ..................................    $ 188,334             $       -              $ 188,334
                                                            =========             =========              =========

                                     See accompanying notes to financial statements

                                                          F-6

                             POP STARZ RECORDS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2007 AND 2006
                           --------------------------

NOTE 1 NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------

Pop Starz Records, Inc. (the "Company") is a Florida corporation incorporated on July 5, 2006. The Company intends to develop, produce, license, acquire and distribute recorded music, primarily in the popular Hip Hop and Pop genres. In the future, the Company intends to branch into other popular music styles as opportunities are developed.

Through June 29, 2007, the Company was a majority-owned subsidiary of Pop Starz, Inc. Effective June 29, 2007 (the "Record Date"), Pop Starz, Inc. distributed 4,905,200 shares of common stock (61.5%) of the Company to all Pop Starz, Inc. common shareholders, and those entitled to dividends as if a common shareholder, on the basis of one registered share for every ten shares of Pop Starz, Inc. beneficially owned as of the record date. See Note 8(A).

DEVELOPMENT STAGE

The Company's financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include related party debt and equity-based financing, acquisition and creation of intellectual properties and certain research and development activities to improve current technological concepts. As the Company is devoting its efforts to research and development, there has been no revenue generated from sales, license fees or royalties.

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

Significant estimates in 2007 and 2006 included the valuation of stock in connection with the acquisition of intangible assets, stock issued for services, stock issued to convert outstanding debt, estimated useful life of equipment, and a 100% valuation allowance for deferred taxes due to the Company's continuing and expected future losses.

CASH

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. At December 31, 2007 and 2006, respectively, the Company had no cash equivalents.

                             POP STARZ RECORDS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2007 AND 2006
                           --------------------------

EQUIPMENT

Equipment is stated at cost, less accumulated depreciation on a straight-line basis over the estimated useful life, which is five years.

INTANGIBLES AND OTHER LONG-LIVED ASSETS

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company reviews the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value. (See Note 4)

Prior to the impairment of the intangible assets, the Company was amortizing these assets over a period of twelve months.

NET LOSS PER SHARE

Basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At December 31, 2007 and 2006, respectively, the Company did not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

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

The carrying amount reported in the balance sheet for judgment receivable, accounts payable, accrued expenses, accrued compensation - related party, and amounts due to related parties approximates its fair market value based on the short-term maturity of these instruments.

                             POP STARZ RECORDS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2007 AND 2006
                           --------------------------

SEGMENT INFORMATION

The Company follows Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." During 2007 and 2006, the Company only operated in one segment; therefore, segment information has not been presented.

STOCK-BASED COMPENSATION

All share-based payments to employees is recorded and expensed in the statement of operations as applicable under SFAS No. 123R, "Share-Based Payment". The Company has not issued any stock based compensation since inception.

INCOME TAXES

The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

RECLASSIFICATIONS

Certain amounts in the year 2006 financial statements have been reclassified to conform to the year 2007 presentation. The results of these reclassifications did not materially affect the Company's financial position, results of operations or cash flows.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", which clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. It also defines fair value and established a hierarchy that prioritizes the information used to develop assumptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect SFAS No. 157 to have a material impact on its financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities", which permits entities to choose to measure many financial instruments and certain other items at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. The decision to elect the fair value option is determined on an instrument-by-instrument basis, should be applied to an entire instrument and is irrevocable. Assets and liabilities measured at fair values pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using other measurement attributes. SFAS No. 159 is effective as of the beginning of the Company's 2008 fiscal year. The adoption of SFAS No. 159 is not expected to have a material effect on its financial position, results of operations or cash flows.

                             POP STARZ RECORDS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2007 AND 2006
                           --------------------------

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51" (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent's ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent's ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of SFAS No. 160 is not expected to have a material effect on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS 141R, "Business Combinations" ("SFAS 141R"), which replaces FASB SFAS 141, "Business Combinations". This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition. SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date. This compares to the cost allocation method previously required by SFAS No. 141. SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met. Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date. This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008. Early adoption of this standard is not permitted and the standards are to be applied prospectively only. Upon adoption of this standard, there would be no impact to the Company's results of operations and financial condition for acquisitions previously completed. The adoption of SFAS No. 141R is not expected to have a material effect on its financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

NOTE 2 GOING CONCERN
--------------------

As reflected in the accompanying financial statements, the Company has a net loss of $447,356, net cash used in operations of $232,175 for the year ended December 31, 2007, a working capital deficit of $158,733, a deficit accumulated during the development stage of $473,994 and a stockholders' deficit of $156,550 at December 31, 2007.

                             POP STARZ RECORDS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2007 AND 2006
                           --------------------------

In addition, the Company is in the development stage and has not yet generated any revenues. The ability of the Company to continue as a going concern is dependent upon the Company's ability to further implement its business plan and to continue to raise funds through debt or equity raises. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 EQUIPMENT
----------------

At December 31, 2007 and 2006, property and equipment consist of the following:

                                     USEFUL LIFE      2007         2006
                                     -----------    --------     --------
   Sound equipment                     5 Years      $  2,519     $      -
   Less: accumulated depreciation                       (336)           -
                                                    --------     --------

                                                    $  2,183     $      -
                                                    ========     ========

For the year ended December 31, 2007 and for the period from July 6, 2006 (inception) to December 31, 2006, depreciation expense was $336 and $0, respectively.

NOTE 4 INTANGIBLE ASSETS
------------------------

On December 21, 2006, the Company entered into an Asset Purchase Agreement (the "Agreement") with eMotion Music, LLC, a Florida Limited Liability Company ("eMotion") whereby the Company acquired all of eMotion's assets. The Company agreed to acquire; (i) a digital distribution agreement, (ii) current artist license agreement, and (iii) other assets.

The purchase price for these assets was $10,588, of which $10,000 was paid in cash at closing, and the issuance of 58,779 shares of the Company's common stock having a fair value of $588 ($0.01/share), based upon the recent cash-offering price at that time. For the year ended December 31, 2007 and for the period from July 5, 2006 (inception) to December 31, 2006, amortization of intangible assets amounted to $5,294 and $0, respectively.

On December 31, 2007, the Company reviewed the carrying value of its intangible assets for impairment. Since it was determined that no future benefit could be derived from its use, the Company recorded an impairment loss of $5,294. There were no impairment charges taken during the period from July 5, 2006 (inception) to December 31, 2006.

For the acquisition of these assets, the Company determined that under S.E.C. Regulation S-X, Rule 11-01(d) ("11-01"), and EITF No. 98-3 ("98-3"),
"Determining Whether a Nonmonetary Transaction Involves the Receipt of Productive Assets or of a Business", eMotion was classified as a development stage company and thus was not considered a business. As a result, SFAS No. 141 purchase accounting rules did not apply.

                             POP STARZ RECORDS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2007 AND 2006
                           --------------------------

NOTE 5 RELATED PARTY TRANSACTIONS
---------------------------------

(A) NOTES PAYABLE - RELATED PARTY

During 2006, the Company received funding of $90,032 from Pop Starz, Inc. The notes bore interest at 10%, were secured by all assets of the Company and were due two years from the issue date.

During 2007, the Company received further funding of $72,077 from Pop Starz, Inc. These additional notes were issued under the same terms as the preceding notes from 2006.

During 2007, the Company received funding of $17,880 from affiliates of the Company's Chief Executive Officer. These notes were non-interest bearing, unsecured and due on demand.

In 2007, the Company issued 1,833,339 shares of common stock, having a fair value of $188,334 ($0.10/share), based upon the fair value of stock issued to third parties for services rendered. The conversion included principal totaling $179,989 and related accrued interest $8,345. There was no gain or loss recorded on these debt conversions.

(B) LOANS PAYABLE - RELATED PARTIES

During 2007, the Company received $31,228 from affiliates of the Company's Chief Executive Officer. The loans were non-interest bearing, unsecured and due on demand. During 2007, the Company repaid $1,986.

These related party notes and loans have represented a 100% concentration of debt financing since inception.

(C) ACCRUED COMPENSATION - RELATED PARTIES

During 2007, the Company issued 1,970,000 shares of common stock, having a fair value of $35,000, to the Chief Executive Officer and its affiliate for accrued compensation. Of the total, 1,800,000 shares were issued at $0.01 per share, based upon the recent cash-offering price. The remaining 170,000 shares were issued at $0.10 per share, based upon the fair value of stock issued to third parties for services rendered.

(D) ACCRUED RENT - RELATED PARTY

During 2007, the Company issued 150,000 shares of common stock having, a fair value of $15,000 ($0.10/share), to an affiliate of the Company's Chief Executive Officer for rent. Fair value was based upon the fair value of stock issued to third parties for services rendered.

The Company pays this related party $3,000 per month. Total related party rent expense for 2007 was $36,000.

                             POP STARZ RECORDS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2007 AND 2006
                           --------------------------

NOTE 6 STOCKHOLDERS' EQUITY (DEFICIT)
-------------------------------------

         (A) COMMON STOCK ISSUANCES FOR THE YEAR ENDED DECEMBER 31, 2006

                  (1) STOCK ISSUED FOR CASH

                  On July 5, 2006, the Company issued 6,000,000 shares of common stock to Pop Starz, Inc. for $60,000 ($0.01/ share).

                  (2) STOCK ISSUED FOR SERVICES - RELATED PARTY

                  On December 31, 2006, the Company issued 30,000 shares of common stock, having a fair value of $300 ($0.01/share), based upon the recent cash-offering price at that time. The shares were issued for director's fees.

         (B) COMMON STOCK ISSUANCES FOR THE YEAR ENDED DECEMBER 31, 2007

                  (1) STOCK ISSUED FOR SERVICES

                  During May 2007, the Company issued 65,200 shares of common stock for professional fees, having a fair value of $652 ($0.01/share), based upon the Company's recent cash offering price.

                  During July 2007, the Company issued 2,606 shares of common stock for professional fees, having a fair value of $260 ($0.10/share), based upon the fair value of services rendered.

                  (2) STOCK ISSUED FOR SERVICES - RELATED PARTIES

                  During May and June 2007, the Company issued 50,000 shares of common stock for services provided by the Company's officers and directors, having a fair $500 ($0.01/share), based upon the Company's recent cash offering price.

                  During the period from July 2007 - December 2007, the Company issued 168,100 shares of common stock for services provided by the Company's officers and directors, having a fair $16,810 ($0.10/share), based upon stock issued to third parties based upon the fair value of the provider's services.

NOTE 7 INCOME TAXES
-------------------

SFAS 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. SFAS 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

                             POP STARZ RECORDS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2007 AND 2006
                           --------------------------

The Company has a net operating loss carryforward for tax purposes totaling $436,715 at December 31, 2007, expiring through the year 2027. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). Temporary differences, which give rise to a net deferred tax asset, are as follows:

Significant deferred tax assets at December 31, 2007 and 2006 are as follows:

                                                     2007          2006
                                                  ---------     ---------
      Gross deferred tax assets:
        Net operating loss carryforwards .....    $ 160,012     $   3,165
          Accrued salary .....................        5,043         6,595
                                                  ---------     ---------
          Total deferred tax assets ..........      165,055         9,760
      Less: valuation allowance ..............     (165,055)       (9,760)
                                                  ---------     ---------
        Net deferred tax asset recorded ......    $       -     $       -
                                                  =========     =========

The valuation allowance at December 31, 2006 was $9,760. The net change in valuation allowance during the year ended December 31, 2007, was an increase of $155,295. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2007.

The actual tax benefit differs from the expected tax benefit for the period ended December 31, 2007 and 2006 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes and 4% for state income taxes, a blended rate of 36.64%) as follows:

                                                      2007         2006
                                                   ---------    ---------
      Expected tax expense (benefit) - Federal .   $(146,017)   $  (8,695)
      Expected tax expense (benefit) - State ...     (17,894)      (1,065)
      Non-deductible stock compensation ........       6,676            -
      Impairment loss ..........................       1,940            -
      Change in valuation allowance ............     155,295        9,760
                                                   ---------    ---------
      Actual tax expense (benefit) .............   $       -    $       -
                                                   =========    =========

                             POP STARZ RECORDS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2007 AND 2006
                           --------------------------

NOTE 8 COMMITMENTS AND CONTINGENCIES
------------------------------------

(A) EMPLOYMENT AGREEMENTS - OFFICERS

On January 1, 2007, the Company executed employment agreements with two of its officers, which provided for cash and non-cash compensation. These officers received an aggregate 300,000 shares of Pop Starz, Inc.'s common stock, having a fair value of $30,000 ($0.10/share), based upon the quoted closing trading price of Pop Starz, Inc.'s stock. The shares were to vest evenly over a twelve-month period. Both employees were terminated during 2007, however; the Company allowed these former officers to retain 200,000 shares of Pop Starz, Inc.'s stock, and recorded related compensation of $20,000 for the year ended December 31, 2007.

On May 1, 2007, the Company executed an employment agreement with its then President, which provided for cash compensation and a signing bonus of 3,000,000 shares of Pop Starz, Inc. having a fair value of $348,000 ($0.116/share), based upon the quoted closing trading price of Pop Starz, Inc.'s stock. The shares were to vest evenly over a thirty-six month period. This employment agreement was terminated on January 7, 2008. The Company allowed the former officer to keep 1,000,000 shares, with the remaining 2,000,000 shares returned and cancelled. For the year ended December 31, 2007, the Company recorded compensation expense of $116,000 for the portion of the shares that vested.

In connection with the distribution of the Company's common stock by Pop Starz, Inc. on June 29, 2007, this individual received 300,000 shares of the Company's common stock. However, due to this individual's termination on January 7, 2008, 200,000 of these shares were cancelled and retired. The Company has recorded this transaction with a net effect of $0 to equity.

(B) LITIGATION

Morgan Nicole Hayes and Janice Tierney vs. Pop Starz Records, Inc. a Florida Corporation - Case No, 07014786, Broward County, Florida
----------------------------------------------------------------------------

In connection with an exclusive agreement entered into by Morgan Hayes, Janice Tierney and the Company, Morgan Hayes filed a civil action against the Company in June 2007 seeking declaratory relief under Florida Statute, and to void the contract due to Morgan Hayes being a minor. This case was resolved and the Company will receive $5,500. In connection with this judgment, the Company recorded a receivable for $5,500, which was received in January 2008.

Bradley & Robinson, P.L. vs. Pop Starz Records, Inc. a Florida Corporation - Case No, C7-18655, Broward County, Florida
----------------------------------------------------------------------------

In November 2007, Bradley & Robinson filed a civil action against the Company seeking payment for legal services rendered to the Company for $11,000, which is reflected as a portion of accounts payable on the accompanying balance sheet. On March 25, 2008, the Company settled this accounts payable for $11,000.

                             POP STARZ RECORDS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2007 AND 2006
                           --------------------------

NOTE 9 SUBSEQUENT EVENTS
------------------------

During January 2008, the Company issued 45,000 shares of common stock to officers and directors for services rendered, having a fair value of $15,750 ($0.35/share), based upon the quoted closing trading price.

During February 2008, the Company issued 45,000 shares of common stock to officers and directors for services rendered, having a fair value of $6,750 ($0.15/share), based upon the quoted closing trading price.

During February 2008, the Company issued 1,357,790 shares of common stock, having a fair value of $203,669 ($0.15/share), based upon the quoted closing trading price. The stock was issued to Pop Starz, Inc. in connection with the conversion of non-interest bearing debt for $135,779. The additional $67,890 was recorded as compensation.