Form 10-Q
period 2008-03-31
Pop Starz Records, Inc.
filed 2008-05-15
CIK 1398488

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE OF
    1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE OF
    1934

FOR THE TRANSITION PERIOD FROM _______ TO _________

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


                          150 E. Angeleno Ave., # 1426
                                Burbank, CA 91502
                          ----------------------------
                    (Address of principal executive offices)

                                 (305) 407-9052
                                 --------------
                (Issuer's telephone number, including area code)

                                       N/A
                                       ---
          (Former name or former address, if changed since last report)

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

     Large accelerated filer  [ ]         Accelerated filer           [ ]
     Non-accelerated filer    [ ]         Smaller reporting company   [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicated the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,670,814 shares at May 12, 2008.

                             POP STARZ RECORDS, INC.
                                    FORM 10-Q
                      QUARTERLY PERIOD ENDED MARCH 31, 2008

                                      INDEX                                 Page
PART I - FINANCIAL INFORMATION                                              ----
Item 1.  Financial Statements
         Balance Sheets - As of March 31, 2008 (Unaudited) and
            December 31, 2007 (Audited) ....................................   3
         Statements of Operations (Unaudited) -
            For the Three Months Ended March 31, 2008 and 2007
            and for the period from July 5, 2006 (inception)
            to March 31, 2008 ..............................................   4
         Statements of Cash Flows (Unaudited)
            For the Three Months Ended March 31, 2008 and 2007
            and for the period from July 5, 2006 (inception)
            to March 31, 2008 ..............................................   5
         Notes to Unaudited Financial Statements ...........................   6
Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations ............................  15
Item 4.  Controls and Procedures ...........................................  19

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings .................................................  21
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds .......  21
Item 3.  Default Upon Senior Securities ....................................  21
Item 4.  Submission of Matters to a Vote of Security Holders ...............  22
Item 5.  Other Information .................................................  22
Item 6.  Exhibits ..........................................................  22

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

                             POP STARZ RECORDS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                 --------------

                                                        MARCH 31,   DECEMBER 31,
                                                          2008          2007
                                                       -----------  ------------
                                                       (UNAUDITED)    (AUDITED)
                                     ASSETS
                                     ------
CURRENT ASSETS:
  Cash .............................................    $   7,445     $      69
  Judgment receivable ..............................            -         5,500
  Prepaid expense ..................................        6,000             -
                                                        ---------     ---------

TOTAL CURRENT ASSETS ...............................       13,445         5,569

Equipment, net of accumulated depreciation .........        2,057         2,183
                                                        ---------     ---------

TOTAL ASSETS .......................................    $  15,502     $   7,752
                                                        =========     =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES:
  Accounts payable .................................    $  13,395     $  11,392
  Accrued compensation .............................       13,762        14,548
  Due to related parties ...........................       31,120       138,362
                                                        ---------     ---------

TOTAL CURRENT LIABILITIES ..........................       58,277       164,302
                                                        ---------     ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
  Common stock ($0.01 par value, 100,000,000
   shares authorized, 11,640,814 and 10,378,024
   shares issued and outstanding) ..................      116,408       103,780
  Additional paid-in capital .......................      429,455       213,664
  Deficit accumulated during development stage .....     (588,638)     (473,994)
                                                        ---------     ---------

TOTAL STOCKHOLDERS' DEFICIT ........................      (42,775)     (156,550)
                                                        ---------     ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT ........    $  15,502     $   7,752
                                                        =========     =========

            See accompanying notes to unaudited financial statements

                             POP STARZ RECORDS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (Unaudited)

                                                                       FOR THE
                                                                     PERIOD FROM
                                                                    JULY 5, 2006
                                           FOR THE THREE MONTHS      (INCEPTION)
                                               ENDED MARCH 31,      TO MARCH 31,
                                           2008          2007           2008
                                       ------------   -----------   ------------

OPERATING EXPENSES
  General and administrative ........  $    114,644   $    74,946   $   580,293
                                       ------------   -----------   -----------
Total Operating Expenses ............       114,644        74,946       580,293
                                       ------------   -----------   -----------

LOSS FROM OPERATIONS ................      (114,644)      (74,946)     (580,293)

OTHER EXPENSES
  Interest expense - related party ..             -        (2,537)       (8,345)
                                       ------------   -----------   -----------

NET LOSS ............................  $   (114,644)  $   (77,483)  $  (588,638)
                                       ============   ===========   ===========

NET LOSS PER SHARE -
 BASIC AND DILUTED ..................  $      (0.01)  $     (0.01)  $     (0.08)
                                       ============   ===========   ===========

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING DURING THE PERIOD -
 BASIC AND DILUTED ..................    10,813,040     6,088,779     7,740,815
                                       ============   ===========   ===========

            See accompanying notes to unaudited financial statements

                                              POPS STARZ RECORDS, INC.
                                           (A DEVELOPMENT STAGE COMPANY)
                                              STATEMENTS OF CASH FLOWS
                                              ------------------------
                                                    (Unaudited)
                                                                                                         FOR THE
                                                                                                       PERIOD FROM
                                                                               FOR THE THREE MONTHS    JULY 5, 2006
                                                                                  ENDED MARCH 31,      (INCEPTION)
                                                                               ---------------------   TO MARCH 31,
                                                                                  2008       2007          2008
                                                                               ---------   ---------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...................................................................   $(114,644)  $ (77,483)  $  (588,638)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Amortization ..........................................................           -           -         5,294
     Depreciation ..........................................................         126           -           462
     Impairment loss .......................................................           -           -         5,294
     Stock issued for services .............................................           -           -           912
     Stock issued for services - related parties ...........................      85,057           -       102,667
     Bad debt - related party ..............................................       4,580           -         4,580
  Changes in operating assets and liabilities:
     Decrease in judgment receivable .......................................       5,500           -             -
     Decrease in prepaid expenses ..........................................           -           -       136,000
     Increase in accounts payable ..........................................       2,003       3,160        13,395
     Increase in accrued expenses ..........................................           -       2,861         6,000
     Increase (decrease) in accrued compensation - related parties .........        (786)      9,500        48,762
     Increase in accrued interest - related party ..........................           -       2,537         8,345
     Due to related party ..................................................           -       7,500             -
                                                                               ---------   ---------   -----------
        Net Cash Used In Operating Activities ..............................     (18,164)    (51,925)     (256,927)
                                                                               ---------   ---------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment ....................................................           -           -        (2,519)
  Cash paid for acquisition of intangible asset ............................           -           -       (10,000)
                                                                               ---------   ---------   -----------
        Net Cash Used in Investing Activities ..............................           -           -       (12,519)
                                                                               ---------   ---------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from related party advances .....................................      30,560       2,579        61,788
  Repayments on related party advances .....................................      (5,020)     (1,986)       (7,006)
  Proceeds from notes payable - related party ..............................           -           -       162,109
  Proceeds from sale of common stock - related party .......................           -           -        60,000
                                                                               ---------   ---------   -----------
        Net Cash Provided By Financing Activities ..........................      25,540         593       276,891
                                                                               ---------   ---------   -----------

Net Increase (Decrease) in Cash ............................................       7,376     (51,332)        7,445

Cash - Beginning of Period .................................................          69     133,444             -
                                                                               ---------   ---------   -----------

Cash - End of Period .......................................................   $   7,445   $  82,112   $     7,445
                                                                               =========   =========   ===========
SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
  Income Taxes .............................................................   $       -   $       -   $         -
                                                                               =========   =========   ===========
  Interest .................................................................   $       -   $       -   $         -
                                                                               =========   =========   ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued in connection with acquisition of intangible asset ...   $       -   $       -   $       588
                                                                               =========   =========   ===========
  Common stock issued for a prepaid expense - related party ................   $   6,000   $       -   $     6,000
                                                                               =========   =========   ===========
  Common stock issued for debt and accrued expenses - related party ........   $ 137,362   $       -   $   152,362
                                                                               =========   =========   ===========
  Common stock issued in exchange for accrued compensation - related party .   $       -   $       -   $    35,000
                                                                               =========   =========   ===========
  Common stock issued for debt and accrued interest - related parties ......   $       -   $       -   $   188,334
                                                                               =========   =========   ===========

                              See accompanying notes to unaudited financial statements

                                                        -5-

                             POP STARZ RECORDS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                             MARCH 31, 2008 AND 2007
                             -----------------------
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, stockholders' equity or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the full year.

The unaudited interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB, which contains the audited financial statements and notes thereto, together with the Management's Discussion and Analysis, for the year ended December 31, 2007. The interim results for the period ended March 31, 2008 are not necessarily indicative of the results for the full fiscal year.

NOTE 2 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------------------------------------

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

                             POP STARZ RECORDS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                             MARCH 31, 2008 AND 2007
                             -----------------------
                                   (UNAUDITED)

Significant estimates in 2008 and 2007 included the valuation of stock in connection with the acquisition of intangible assets, stock issued for services, stock issued to convert outstanding debt, estimated useful life of equipment, and a 100% valuation allowance for deferred taxes due to the Company's continuing and expected future losses.

CASH

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. At March 31, 2008 and December 31, 2007, respectively, the Company had no cash equivalents.

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

EARNINGS PER SHARE

Basic earnings/(loss) per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted earnings/(loss) per share is computed by dividing net income/(loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted earnings/(loss) per common share is not presented because it is anti-dilutive. For the three months ended March 31, 2008 and 2007, and for the period from July 5, 2006 (inception) to March 31, 2008, the Company did not have any outstanding dilutive securities.

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

                             POP STARZ RECORDS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                             MARCH 31, 2008 AND 2007
                             -----------------------
                                   (UNAUDITED)

The carrying amount reported in the balance sheet for judgment receivable, prepaid expense, accounts payable, accrued expenses, accrued compensation - related party, and amounts due to related parties approximates its fair market value based on the short-term maturity of these instruments.

SEGMENT INFORMATION

The Company follows Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." During 2008, the Company only operated in one segment; therefore, segment information has not been presented.

STOCK-BASED COMPENSATION

All share-based payments to employees is recorded and expensed in the statement of operations as applicable under SFAS No. 123R, "Share-Based Payment". The Company has not issued any stock based compensation since inception.

RECLASSIFICATIONS

Certain amounts in the year 2007 financial statements have been reclassified to conform to the year 2008 presentation. The results of these reclassifications did not materially affect the Company's financial position, results of operations or cash flows.

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

                             POP STARZ RECORDS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                             MARCH 31, 2008 AND 2007
                             -----------------------
                                   (UNAUDITED)

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

In March 2008, the FASB issued SFAS No. 161 "Disclosures about Derivative Instruments and Hedging Activities--An Amendment of FASB Statement No. 133." ("SFAS 161"). SFAS 161 establishes the disclosure requirements for derivative instruments and for hedging activities with the intent to provide financial statement users with an enhanced understanding of the entity's use of derivative instruments, the accounting of derivative instruments and related hedged items under Statement 133 and its related interpretations, and the effects of these instruments on the entity's financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. We do not expect its adoption will have a material impact on our financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

NOTE 3 - GOING CONCERN
----------------------

As reflected in the accompanying financial statements, the Company has a net loss of $114,644 and net cash used in operations of $18,164 for the three months ended March 31, 2008; and a working capital deficit of $44,832, a deficit accumulated during the development stage of $588,638 and a stockholders' deficit of $42,775 at March 31, 2008. In addition, the Company is in the development stage and has not yet generated any revenues. The ability of the Company to continue as a going concern is dependent on Management's plans, which include potential asset acquisitions, mergers or business combinations with other

                             POP STARZ RECORDS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                             MARCH 31, 2008 AND 2007
                             -----------------------
                                   (UNAUDITED)

entities, further implementation of its business plan and continuing to raise funds through debt or equity raises. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 - EQUIPMENT
------------------

At March 31, 2008 and December 31, 2007, property and equipment consist of the following:

                                          USEFUL LIFE        2008         2007
                                          -----------      -------      ------
Sound equipment ....................       5 Years         $ 2,519      $2,519
Less: accumulated depreciation .....                          (462)       (336)
                                                           -------      ------

                                                           $ 2,057      $2,183
                                                           =======      ======

NOTE 5 - INTANGIBLE ASSET
-------------------------

On December 21, 2006, the Company entered into an Asset Purchase Agreement (the "Agreement") with eMotion Music, LLC, a Florida Limited Liability Company ("eMotion") whereby the Company acquired all of eMotion's assets. The Company agreed to acquire; (i) a digital distribution agreement, (ii) current artist license agreement, and (iii) other assets.

The purchase price for these assets was $10,588, of which $10,000 was paid in cash at closing, and the issuance of 58,779 shares of the Company's common stock having a fair value of $588 ($0.01/share), based upon the recent cash-offering price at that time. For the three months ended March 31, 2008 and 2007, and for the period from July 5, 2006 (inception) to March 31, 2008, amortization of intangible assets amounted to $0, $0 and $5,294, respectively.

On December 31, 2007, the Company reviewed the carrying value of its intangible assets for impairment. Since it was determined that no future benefit could be derived from its use, the Company recorded an impairment loss of $5,294 during the period from July 5, 2006 (inception) to March 31, 2008. There were no impairment charges taken during the three months ended March 31, 2008 and 2007.

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

NOTE 6 - RELATED PARTY TRANSACTIONS
-----------------------------------

(A) NOTES PAYABLE - RELATED PARTY

During 2006, the Company received funding of $90,032 from Pop Starz, Inc. The notes bore interest at 10%, were secured by all assets of the Company and were due two years from the issue date.

                             POP STARZ RECORDS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                             MARCH 31, 2008 AND 2007
                             -----------------------
                                   (UNAUDITED)

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

During February 2008, the Company issued 1,357,790 shares of common stock, having a fair value of $203,669 ($0.15/share), based upon the quoted closing trading price. The stock was issued to Pop Starz, Inc. in connection with the conversion of non-interest bearing debt for $137,362. The additional $66,306 was recorded as compensation.

During 2008, the Company received $30,560 from affiliates of the Company's Chief Executive Officer. The loans were non-interest bearing, unsecured and due on demand. During 2008, the Company repaid $5,020.

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

The Company pays this related party $3,000 per month. Total related party rent expense for the three months ended March 31, 2008 and 2007 was $9,000 and $9,000, respectively.

                             POP STARZ RECORDS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                             MARCH 31, 2008 AND 2007
                             -----------------------
                                   (UNAUDITED)

(E) BAD DEBT - RELATED PARTY

For the three months ended March 31, 2008, the Company wrote off an amount receivable from Pop Starz, Inc. and recorded bad debt expense of $4,580.

NOTE 7 - STOCKHOLDERS' EQUITY (DEFICIT)

         (A) COMMON STOCK ISSUANCES FOR THE YEAR ENDED DECEMBER 31, 2006

                  (1) STOCK ISSUED FOR CASH

                  On July 5, 2006, the Company issued 6,000,000 shares of common stock to Pop Starz, Inc. for $60,000 ($0.01/share).

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

                             POP STARZ RECORDS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                             MARCH 31, 2008 AND 2007
                             -----------------------
                                   (UNAUDITED)

         (C) COMMON STOCK ISSUANCES FOR THE THREE MONTHS ENDED MARCH 31, 2008

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

         During March 2008, the Company issued 15,000 shares of common stock to officers and directors for services rendered, having a fair value of $2,250 ($0.15/share), based upon the quoted closing trading price.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

                             POP STARZ RECORDS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                             MARCH 31, 2008 AND 2007
                             -----------------------
                                   (UNAUDITED)

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

BRADLEY & ROBINSON, P.L. VS. POP STARZ RECORDS, INC. A FLORIDA CORPORATION - CASE NO, C7-18655, BROWARD COUNTY, FLORIDA
--------------------------------------------------------------------------------

In November 2007, Bradley & Robinson filed a civil action against the Company seeking payment for legal services rendered to the Company for $11,000, which is reflected as a portion of accounts payable on the accompanying balance sheet. On March 25, 2008, the Company settled this accounts payable for $11,000.

NOTE 8 - SUBSEQUENT EVENTS

During April and May 2008, the Company issued 30,000 shares of common stock to officers and directors for services rendered, having a fair value of $7,500 ($0.25/share), based upon the quoted closing trading price.

During April 2008, the Company received funding of $1,205 from an affiliate of the Company's Chief Executive Officer. These advances were non-interest bearing, unsecured and due on demand.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
-------------------------------------------------------------------------------

         We generated no revenues during the 2008 and 2007 period.

         We incurred general and administrative expenses totaling $114,644 for the three months ended March 31, 2008 as compared to expenses totaling $74,946 for the three months ended March 31, 2007, an increase of $39,698. The reason for the significant increase in expenses is due to the fact that the Company was in its organizational stages in early 2007 and incurred minimal expenses with respect to the development of its business. Total operating expenses consisted of the following:

                                                             2008          2007
                                                           --------      -------
Compensation ........................................      $ 90,451      $32,905
Rent - related party ................................         9,000        9,000
Professional fees ...................................         8,740       19,878
Other selling, general and administrative ...........         6,453       13,163
                                                           --------      -------
Total ...............................................      $114,644      $74,946
                                                           ========      =======

         We incurred a net loss of $114,644 for the three months ended March 31, 2008 as compared to a net loss of $77,483 for the three months ended March 31, 2007 resulting in a net loss per share of $(0.01) and $(0.01), respectively. We have an accumulated loss from operations totaling $588,638.

LIQUIDITY AND CAPITAL RESOURCES

         We have nominal assets. As of March 31, 2008, we had cash of $7,445 as compared to cash of $69 as of December 31, 2007. Total assets were $15,502 as compared to $7,752. The increase in our cash holdings was attributable to related party advances.

         Pursuant to a court settlement, we received the sum of $5,500 in connection with the settlement of a lawsuit.

         Our operations to date have been funded by loans and capital contributions made by our affiliates. All outstanding loans have since been converted into equity.

         Our total current liabilities were $58,277 as compared to $164,302. We relied on these related parties to provide working capital to cover professional fees, rent and compensation. We have a working capital deficit of $44,832. Unless we secure additional financing, of which there can be no assurance, or begin to generate revenues in excess of expenses, we will not be able to meet our obligations as they become due.

         Due to our operating losses and deficits, our independent auditors in our financial statements have raised doubts about our ability to continue as a going concern. Despite these historical losses, management believes that it will be able to satisfy ongoing operating expenses. If revenues from operations are insufficient to meet these obligations, management will seek to obtain third party financing. There can be no assurance that any financing will be available, or if available, will be offered on terms that will not adversely impact our shareholders.

         For the three months March 31, 2008, we used cash in operating activities of $18,164 as compared to $51,925 for the three months ended March 31, 2007. During the 2008 period, we used cash to fund of operating loss of $114,644 offset by non-cash items such as depreciation of $126 and stock compensation of $85,057, a decrease in judgment receivables of $5,500, an increase in accounts payable of $2,003 and other changes in operating assets and liabilities.

         For the three months ended March 31, 2008, we received net cash from financing activities of $25,540 as compared to $593 for the three months ended March 31, 2007. During the 2008 period, we received net cash from related party advances of $25,540. During the 2007 period, we received net cash from related party advances of $593.

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

         Loss per share: Basic loss per share excludes dilution and is computed by dividing the net loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the income of the Company. Diluted income per share is computed by dividing the income available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution. At March 31, 2008 and 2007, respectively, we did not have any outstanding common stock equivalents.

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

In March 2008, the FASB issued SFAS No. 161 "Disclosures about Derivative Instruments and Hedging Activities--An Amendment of FASB Statement No. 133." ("SFAS 161"). SFAS 161 establishes the disclosure requirements for derivative instruments and for hedging activities with the intent to provide financial statement users with an enhanced understanding of the entity's use of derivative instruments, the accounting of derivative instruments and related hedged items under Statement 133 and its related interpretations, and the effects of these instruments on the entity's financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. We do not expect its adoption will have a material impact on our financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

OFF BALANCE SHEET ARRANGEMENTS

As of the date of this report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have: (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 4.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

         As required by Rule 13a-15 under the Exchange Act, our management, including Michelle Tucker, our Chief Executive Officer, and Adam Wasserman, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008.

         Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

         Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, Ms. Tucker and Mr. Wasserman concluded that because of the significant deficiencies in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of March 31, 2008.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of March 31, 2008, management identified significant deficiencies related to
(i) our internal audit functions and (ii) the absence of an Audit Committee as of March 31, 2008, and (iii) a lack of segregation of duties within accounting functions.

         We began preparing to be in compliance with the internal control obligations, including Section 404, for our fiscal year ending December 31, 2007. Management has determined that our internal audit function is also significantly deficient due to insufficient qualified resources to perform internal audit functions.

         Additionally, management determined that the lack of an Audit Committee of the board of directors of the Company also contributed to insufficient oversight of our accounting and audit functions and we do not employ any accounting personnel and we use an independent account to compile or books and record and our CFO is engaged on an outsourced basis.

         In order to correct the foregoing deficiencies, we plan on taking the following remediation measures: (i)

         o We engaged Adam Wasserman, a senior financial executive to serve as our Chief Financial Officer. Mr. Wasserman has extensive experience in internal control and U.S. GAAP reporting compliance, and together with our chief executive officer oversees and manages our the financial reporting process and required training of the accounting staff.

         o We have committed to the establishment of effective internal audit functions, however, we have not hired any internal audit resources as of the date of this report and may not have sufficient operating capital to establish an internal audit function.

         o We plan on hiring an independent director to serve on an audit committee, however we have not hired any independent directors as of the date of this report and may not have sufficient operating capital to hire an independent director.

         o Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

         We believe that the foregoing steps will remediate the significant deficiency identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

         A material weakness (within the meaning of PCAOB Auditing Standard No.
5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company's financial reporting.

         Our management is not aware of any material weaknesses in our internal control over financial reporting, and nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statement as of March 31, 2008. The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements. Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement of omission in any report we have filed with or submitted to the Commission.

         Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

         Except as described above, there were no changes in our internal controls over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During January 2008, we issued 27,857 shares of common stock to officers and directors for services rendered, having a fair value of $9,750 ($0.35/share), based upon the quoted closing trading price.

During February 2008, we issued 45,000 shares of common stock to officers and directors for services rendered, having a fair value of $6,750 ($0.15/share), based upon the quoted closing trading price.

During February 2008, we issued 1,357,790 shares of common stock, having a fair value of $203,669 ($0.15/share), based upon the quoted closing trading price. The stock was issued to Pop Starz, Inc. in connection with the conversion of non-interest bearing debt for $137,363. The additional $66,306 was recorded as compensation.

During March 2008, we issued 15,000 shares of common stock to officers and directors for services rendered, having a fair value of $2,250 ($0.15/share), based upon the quoted closing trading price.

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

                                        Pop Starz Records, Inc.


Date:  May 15, 2008                     By: /s/ Michelle Tucker
                                            -------------------
                                        Michelle Tucker
                                        Chief Executive Officer


Date:  May 15, 2008                     By: /s/ Adam Wasserman
                                            ------------------
                                        Adam Wasserman
                                        Chief Financial Officer and
                                        Principal Accounting Officer