Form 10-Q
period 2008-06-30
Pop Starz Records, Inc.
filed 2008-08-14
CIK 1398488

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended: JUNE 30, 2008

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _________ to __________

                       COMMISSION FILE NUMBER: 333-142907

                             POP STARZ RECORDS, INC.
                             -----------------------
        (Exact name of small business issuer as specified in its charter)

             Florida                                            76-0835007
             -------                                            ----------
 (State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                             Identification No.)

                           150 E Angeleno Avenue #1426
                                Burbank, CA 91502
                           ---------------------------
                    (Address of principal executive offices)

                                  818-539-6507
                                  ------------
                           (Issuer's telephone number)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                 [X] Yes  [_] No

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated file" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer [_]                  Accelerated filer         [_]
   Non-accelerated filer   [_] (Do not          Smaller reporting company [X]
    check if a smaller reporting company)

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                 [_] Yes  [X] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 13, 2008, the Company had authorized 100,000,000 shares of $.01 par value common stock of which 11,670,814 shares of common stock were issued and outstanding.

                             POP STARZ RECORDS INC.
                                      INDEX
                               REPORT ON FORM 10-Q

                                                                            PAGE
                                                                            ----

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Condensed Consolidated Balance Sheets as of June 30, 2008
          (unaudited) and December 31, 2007 (audited) ......................   2

         Unaudited Condensed Consolidated Statements of Operations for the
          Three and Six Months Ended June 30, 2008 and 2007 ................   3

         Unaudited Condensed Consolidated Statements of Cash Flows for the
          Six Months Ended June 30, 2008 and 2007 ..........................   4

         Notes to Unaudited Condensed Consolidated Financial Statements ....   5

Item 2.  Management's Discussion and Analysis or Plan of Operation .........  16

Item 3.  Quantitative and Qualitative Disclosures about Market Risk ........  20

Item 4T  Controls and Procedures ...........................................  20

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings .................................................  22

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds .......  22

Item 3.  Defaults Upon Senior Securities ...................................  22

Item 4.  Submission of Matters to a Vote of Security Holders ...............  22

Item 5.  Other information .................................................  22

Item 6.  Exhibits ..........................................................  22

Signatures .................................................................  23

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     POP STARZ RECORDS, INC AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                                        June 30,    December 31,
                                                          2008          2007
                                                      -----------   ------------
                                                      (Unaudited)    (Audited)

                                     ASSETS

Current Assets:
   Cash and cash equivalents ......................    $  50,004     $      69
   Judgement receivable ...........................            -         5,500
                                                       ---------     ---------

      Total Current Assets ........................       50,004         5,569

Property and Equipment, net .......................        1,931         2,183
                                                       ---------     ---------

      Total Assets ................................    $  51,935     $   7,752
                                                       =========     =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
   Accounts payable ...............................    $   8,205     $  11,392
   Accrued compensation - related parties .........       19,444        14,548
   Due to related parties .........................       44,894       138,362
   Note payable - related party ...................        4,700             -
   Convertible note payable - related party .......       45,300             -
                                                       ---------     ---------

      Total Liabilities ...........................      122,543       164,302
                                                       ---------     ---------

Commitments: ......................................            -             -

Stockholders' Deficit:
   Common stock, $0.01 par value 100,000,000 shares
    authorized 11,670,814 and 10,378,024 shares
    issued and outstanding ........................      116,708       103,780
   Additional Paid in Capital .....................      436,655       213,664
   Deficit accumulated during the development stage     (623,971)     (473,994)
                                                       ---------     ---------
      Total Stockholders' Deficit .................      (70,608)     (156,550)
                                                       ---------     ---------
      Total Liabilities and Stockholders' Deficit .    $  51,935     $   7,752
                                                       =========     =========

                          See Accompanying Notes to the
              Unaudited Condensed Consolidated Financial Statements

                                       POP STARZ RECORDS, INC AND SUBSIDIARIES
                                            (A DEVELOPMENT STAGE COMPANY)
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                                         For the
                                                                                                       period from
                                                                                                       July 5, 2006
                                        For the Three Months Ended       For the Six Months Ended      (Inception)
                                                 June 30,                        June 30,               to June 30,
                                           2008            2007            2008            2007            2008
                                       ------------    ------------    ------------    ------------    ------------
Operating Expenses
   General and administrative ......   $     34,151    $    122,567    $    148,796    $    197,513    $    614,445
                                       ------------    ------------    ------------    ------------    ------------
Total Operating Expenses ...........         34,151         122,567         148,796         197,513         614,445
                                       ------------    ------------    ------------    ------------    ------------

Loss from operations ...............        (34,151)       (122,567)       (148,796)       (197,513)       (614,445)

Other Expense
   Interest expense-related party ..         (1,181)         (2,299)         (1,181)         (4,836)         (9,526)
                                       ------------    ------------    ------------    ------------    ------------

Net Loss ...........................   $    (35,332)   $   (124,866)   $   (149,977)   $   (202,349)   $   (623,971)
                                       ============    ============    ============    ============    ============


Net Loss per Share-Basic and Diluted   $      (0.00)   $      (0.02)   $      (0.01)   $      (0.03)   $      (0.08)
                                       ============    ============    ============    ============    ============

Weighted Average Number of Shares
   Outstanding during the Period-
     Basic and Diluted .............     11,658,287       7,191,698      11,235,663       6,643,285       8,231,848
                                       ============    ============    ============    ============    ============

                 See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

                                                          3

                               POP STARZ RECORDS, INC AND SUBSIDIARIES
                                    (A DEVELOPMENT STAGE COMPANY)
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                   For the Period
                                                          Six Months Ended          July 5, 2006
                                                               June 30,          (Date of Inception)
                                                          2008         2007       to June 30, 2008
                                                       ---------    ---------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss ...........................................   $(149,977)   $(202,349)        $(623,971)
Adjustments to reconcile net loss to net cash
 used in operating activities:
    Amortization ...................................           -        2,731             5,294
    Depreciation ...................................         252            -               588
    Impairment loss ................................           -            -             5,294
    Stock issued for services ......................           -            -               912
    Stock issued for services-related parties ......      98,557        1,152           116,167
    Bad debt expense - related party ...............       4,580            -             4,580
Changes in Operating Assets and Liabilities
    Decrease in Judgement receivable ...............       5,500            -                 -
    (Increase) Decrease in Prepaid expense .........           -          (49)          136,000
    Increase (Decrease) in Accounts payable ........      (3,187)       1,520             8,205
    Increase in Accrued expenses ...................           -        4,268             6,000
    Increase in Accrued compensation-related parties       3,715       11,000            53,263
    Increase in Accrued interest-related party .....       1,181        4,836             9,526
    Increase in Due to related party ...............           -       35,695                 -
                                                       ---------    ---------         ---------
       Net Cash Used in Operating Activities .......     (39,379)    (141,196)         (278,142)
                                                       ---------    ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of equipment ..........................           -       (2,519)           (2,519)
    Cash paid for acquisition of intangible asset ..           -            -           (10,000)
                                                       ---------    ---------         ---------
       Net Cash Used in Investing Activities .......           -       (2,519)          (12,519)
                                                       ---------    ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from related party advances ...........      44,334        2,654            75,562
    Repayments of related party advances ...........      (5,020)      (1,986)           (7,006)
    Proceeds from notes payable-related party ......           -       20,000           162,109
    Proceeds from note and convertible note payable
     - related party ...............................      50,000            -            50,000
    Proceeds form sale of common stock-related party           -            -            60,000
                                                       ---------    ---------         ---------
       Net Cash Provided by Financing Activities ...      89,314       20,668           340,665
                                                       ---------    ---------         ---------

Net Increase (Decrease) in Cash and Cash Equivalents      49,935     (123,047)           50,004
                                                       ---------    ---------         ---------

Cash at Beginning of Period ........................          69      133,444                 -
                                                       ---------    ---------         ---------
Cash at End of Period ..............................   $  50,004    $  10,397         $  50,004
                                                       =========    =========         =========

Supplementary Cash Flow Information:
Cash paid for income taxes .........................   $       -    $       -         $       -
                                                       =========    =========         =========
Cash paid for interest .............................   $       -    $       -         $       -
                                                       =========    =========         =========

Non Cash Investing and Financing Activities
  Common stock issued in connection with acquisition
    of intangible asset ............................   $       -    $       -         $     588
                                                       =========    =========         =========
  Common stock issued for debt and accrued expenses
    - related party ................................   $ 137,362    $       -         $ 152,362
                                                       =========    =========         =========
  Common stock issued in exchange for accrued
    compensation - related party ...................   $       -    $  18,000         $  35,000
                                                       =========    =========         =========
  Common stock issued for debt and accrued interest
    - related parties ..............................   $       -    $       -         $ 188,334
                                                       =========    =========         =========

         See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

                                                  4

                     POP STARZ RECORDS, INC AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the full year.

The unaudited interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB, which contains the audited financial statements and notes thereto, together with the Management's Discussion and Analysis, for the year ended December 31, 2007. The interim results for the period ended June 30, 2008 are not necessarily indicative of the results for the full fiscal year.

NOTE 2 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Pop Starz Records, Inc. (the "Company") is a Florida corporation incorporated on July 5, 2006. The Company intends to develop, produce, license, acquire and distribute recorded music, primarily in the popular Hip Hop and Pop genres through its subsidiaries. In the future, the Company intends to branch into other popular music styles as opportunities are developed.

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

In April 25, 2007 we formed a subsidiary, Pop Starz Publishing Corp. a Florida corporation. On June 24, 2008, we changed the name of the subsidiary to Apollo Entertainment Group, Inc. ("Apollo").

On June 24, 2008, Apollo formed a subsidiary, Alpha Music Mfg Corp. ("Alpha") a Florida corporation.

Apollo, through its subsidiary Alpha, intends to offer the services of Audio CD/CD ROM duplication and replication, audio cassette duplication, DVD duplication, vinyl record pressing and the services of physical and digital distribution of same.

Effective July 1, 2008, the Company's ownership in Apollo was reduced to 80%. (See Note 8.)

PRINCIPALS OF CONSOLIDATION

The consolidated financial statements include the accounts of Pop Starz Records, Inc. and its wholly owned subsidiaries Apollo and Alpha. All intercompany accounts and transactions have been eliminated in consolidation.

                     POP STARZ RECORDS, INC AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. At June 30, 2008 and December 31, 2007, respectively, the Company had no cash equivalents.

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

                     POP STARZ RECORDS, INC AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EARNINGS PER SHARE

Basic earnings/(loss) per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted earnings/(loss) per share is computed by dividing net income/(loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted earnings/(loss) per common share is not presented because it is anti-dilutive. For the three and six months ended June 30, 2008 and 2007, and for the period from July 5, 2006 (inception) to June 30, 2008, respectively, the Company did not have any outstanding dilutive securities.

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

The carrying amount reported in the balance sheet for judgment receivable, prepaid expense, accounts payable, accrued expenses, accrued compensation - related party, amounts due to related parties, and the convertible notes payable approximate their fair market value based on the short-term maturity of these instruments.

SEGMENT INFORMATION

The Company follows Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." During 2008, the Company only operated in one segment; therefore, segment information has not been presented.

STOCK-BASED COMPENSATION

All share-based payments to employees is recorded and expensed in the statement of operations as applicable under SFAS No. 123R, "Share-Based Payment". The Company has not issued any stock based compensation to its employees since inception.

BENEFICIAL CONVERSION FEATURE AND DERIVATIVE LIABILITY

The Company has reviewed the provisions of its convertible note payable and noted no required accounting for a beneficial conversion feature pursuant to the guidance in contained in EITF No.'s 98-5 and 00-27 as at the commitment date, the market price and the conversion price were equivalent.

Additionally, under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," requires bifurcation of embedded derivative instruments and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option-pricing model. Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives. In addition, under EITF No. 00-19, the fair value of freestanding derivative instruments such as warrants, are valued using the Black-Scholes option-pricing model. At June 30, 2008, we had no such derivative instruments.

                     POP STARZ RECORDS, INC AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RECLASSIFICATIONS

Certain amounts in the year 2007 financial statements have been reclassified to conform to the year 2008 presentation. The results of these reclassifications did not materially affect the Company's financial position, results of operations or cash flows.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", which clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. It also defines fair value and established a hierarchy that prioritizes the information used to develop assumptions. In February 2008, the FASB issued Financial Staff Positions ("FSP") SFAS 157-2, Effective Date of FASB Statement No. 157 ("FSP 157-2"), which delays the effective date of SFAS No. 157, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. FSP 157-2 is effective for us beginning January 1, 2009. We are currently evaluating the potential impact of the adoption of those provisions of SFAS 157, for which effectiveness was delayed by FSP 157-2, on our consolidated financial position, results of operations or cash flows.

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

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51" (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent's ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent's ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company has not yet determined the effect of the adoption of SFAS No. 160 will have on its financial position, results of operations or cash flows.

                     POP STARZ RECORDS, INC AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." The current GAAP hierarchy, as set forth in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standard No. 69, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles, has been criticized because (1) it is directed to the auditor rather than the entity, (2) it is complex, and (3) it ranks FASB Statements of Financial Accounting Concepts. The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing this Statement to achieve that result. This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect the adoption of SFAS No. 162 will have a material impact on our financial position, results of operations or cash flows.

                     POP STARZ RECORDS, INC AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $149,977 and net cash used in operations of $39,379 for the six months ended June 30, 2008; and a working capital deficit of $72,539, a deficit accumulated during the development stage of $623,971 and a stockholders' deficit of $70,608 at June 30, 2008. In addition, the Company is in the development stage and has not yet generated any revenues. The ability of the Company to continue as a going concern is dependent on Management's plans, which include potential asset acquisitions, mergers or business combinations with other entities, further implementation of its business plan and continuing to raise funds through debt or equity raises. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 - EQUIPMENT

At June 30, 2008 and December 31, 2007, property and equipment consist of the following:

                                        Useful
                                         Life       2008      2007
                                        -------    ------    ------

Sound equipment ....................    5 Years    $2,519    $2,519
Less: accumulated depreciation .....                 (588)     (336)
                                                   ------    ------
                                                   $1,931    $2,183
                                                   ======    ======

NOTE 5- INTANGIBLE ASSETS

On December 21, 2006, the Company entered into an Asset Purchase Agreement (the "Agreement") with eMotion Music, LLC, a Florida Limited Liability Company ("eMotion") whereby the Company acquired all of eMotion's assets. The Company agreed to acquire; (i) a digital distribution agreement, (ii) current artist license agreement, and (iii) other assets.

The purchase price for these assets was $10,588, of which $10,000 was paid in cash at closing, and the issuance of 58,779 shares of the Company's common stock having a fair value of $588 ($0.01/share), based upon the recent cash-offering price at that time. For the three or six months ended June 30, 2008 and 2007, and for the period from July 5, 2006 (inception) to June 30, 2008, amortization of intangible assets amounted to $0, $0 and $5,294, respectively.

On December 31, 2007, the Company reviewed the carrying value of its intangible assets for impairment. Since it was determined that no future benefit could be derived from its use, the Company recorded an impairment loss of $5,294 during the period from July 5, 2006 (inception) to June 30, 2008. There were no impairment charges taken during the three or six months ended June 30, 2008 and 2007.

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

                     POP STARZ RECORDS, INC AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - RELATED PARTY TRANSACTIONS

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

         On June 25, 2008, the Company, through its subsidiary Apollo, issued a convertible note payable to the Tucker Family Spendthrift Trust in the amount of $45,300. The note bears interest at the rate of 8%, is unsecured and is due in June 2009. The holder has the right, at their option, at any time to convert the principal and accrued interest of the convertible note into fully paid and non-assessable shares of common stock of Apollo at the rate of $.01 of principal and interest for each share of common stock. The Company has determined that there is no beneficial conversion associated with the convertible note payable as the conversion price is equal to the market price at the commitment date.

         On June 25, 2008, the Company issued a note payable to the Tucker Family Spendthrift Trust in the amount of $4,700. The note bears interest at the rate of 8%, is unsecured and is due in June 2009.

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

                     POP STARZ RECORDS, INC AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         During 2008, the Company received $44,334 from affiliates of the Company's Chief Executive Officer. The loans were non-interest bearing, unsecured and due on demand. During 2008, the Company repaid $5,020.

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

         The Company paid this related party $3,000 per month through April 2008, thereafter, rent expense was reduced to $1,500 per month. Total related party rent expense for the six months ended June 30, 2008 and 2007 was $15,000 and $18,000, respectively.

   (E) BAD DEBT - RELATED PARTY

         For the six months ended June 30, 2008, the Company wrote off an amount receivable from Pop Starz, Inc., the Company's former parent, and recorded bad debt expense of $4,580.

NOTE 7 - STOCKHOLDERS' DEFICIT

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

                     POP STARZ RECORDS, INC AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

   (C) COMMON STOCK ISSUANCES FOR THE SIX MONTHS ENDED JUNE 30, 2008

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

NOTE 8 - COMMITMENTS AND CONTINGENCIES

   (A) EMPLOYMENT AGREEMENTS

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

                     POP STARZ RECORDS, INC AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         In connection with the distribution of the Company's common stock by Pop Starz, Inc. on June 29, 2007, this individual received 300,000 shares of the Company's common stock. However, due to this individual's termination on January 7, 2008, 200,000 of these shares were cancelled and retired. The Company has recorded this transaction with a net effect of $0 to equity.

         Additionally, per the termination agreement with the employee, the accrued salaries due to the employee were to be repaid in April, 2008. If the repayment was not made by that date, interest accrues retroactively to the date of termination on the balance at the rate of 18% per annum. The Company has recorded interest expense in the amount of $1,181, which is included in accrued compensation at June 30, 2008.

         In June 2008, the Company, through Apollo's subsidiary Alpha, entered into a consulting agreement with a consultant effective July 1, 2008. Alpha will pay the consultant $1,000 per month for a minimum of 40 hours per month of consulting services. Additionally the consultant is to receive 600,000 shares of Apollo. The shares vest ratably over a three year period and are subject to forfeiture if the consultant does not remain with the Company for a period of three years. For a period of two years commencing on January 1, 2009, the consultant shall have the right to exchange all of his Apollo shares for 33.33% of Alpha conditioned upon the repayment of all funds advance to Alpha plus interest by Apollo and or its designees. For a period of two years commencing on September 1, 2008, Apollo may exchange with consultant 33.33% of its shares in Alpha for return of all of consultants Apollo shares. The company may also exchange with consultant 33.33% of its shares for return of all of consultants Apollo shares without Alpha being required to repay any of the advances made by Apollo.

         In June 2008, the Company, through Apollo's subsidiary Alpha, entered into employment agreements with two employees effective July 1, 2008. Alpha will pay the employees $4,000 and $2,000 per month, respectively. Additionally the employees are to receive 300,000 shares each of Apollo. The shares vest ratably over a three year period and are subject to forfeiture if the employee does not remain with the Company for a period of three years. For a period of two years commencing on January 1, 2009, the employee shall have the right to exchange all of his Apollo shares for 16.66% of Alpha conditioned upon the repayment of all funds advanced by Alpha plus interest by Apollo and or its designees. For a period of two years commencing on September 1, 2008, Apollo may exchange with employee 16.66% of its shares for return of all of employees Apollo shares. The company may also exchange with employee 16.66% of its shares in Alpha for return of all of employees Apollo shares without Alpha being required to repay any of the advances made by Apollo.

                     POP STARZ RECORDS, INC AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                     POP STARZ RECORDS, INC AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

GENERAL

We are a developmental stage company engaged in the business of developing, producing, licensing, acquiring and distributing recorded music, primarily in the popular Hip-Hop and Pop genres. We may in the future branch into other popular music styles as opportunities are develop. We have to date relied on advances made to the Company by our president and/or affiliated entities of our president. There can be no assurance that she will continue to make these advances in the future. If we can not identify additional funding sources in the future and we do not generate revenues in excess of our expenses, there is a substantial likelihood that we will have to cease operations.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2008 AND 2007 AND THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007

We did not generate any revenues during the three or six month periods ending June 30, 2008 or 2007.

During the six months ended June 30, 2008 we incurred general and administrative expenses totaling $148,796, as compared to $197,513 for the same period in the prior year. The decrease from the prior year was primarily due to a reduction in professional fees and other operating expenses offset by an increase in officer's compensation.

During the three months ended June 30, 2008, we incurred general and administrative expenses totaling $34,151 versus $122,567 in the same period of the prior year. The decrease in the current year was due primarily to a decrease in compensation and other operating expenses.

Liquidity and Capital Resources

We have nominal assets. At of June 30, 2008 we had cash of $50,004 as compared to cash of $69 as of December 31, 2007. Total assets were $51,935 as compared to $7,752. The increase in our cash holdings was attributable to a convertible note payable to a related party, and was subsequently advanced to our subsidiary for working capital purposes.

During the six months ended June 30, 2008, we received the sum of $5,500 in connection with the settlement of a lawsuit.

                     POP STARZ RECORDS, INC AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

Our operations to date have been funded by loans and capital contributions made by our affiliates. Loans provided to the Company prior to the quarter ended June 30, 2008, have been converted into equity.

Our total current liabilities at June 30, 2008 were $122,543 as compared to $164,302 at December 31, 2007. We have relied on related parties to provide working capital to cover professional fees, rent and compensation. We have a working capital deficit of $72,539. Unless we secure additional financing, of which there can be no assurance, or begin to generate revenues in excess of expenses, we may not be able to meet our obligations as they become due.

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

During the six months ended June 30, 2008, we used cash in operating activities of $39,379 as compared to $141,196 for the six months ended June 30, 2007. During the 2008 period, we used cash to fund our operating loss of $149,977 offset by non-cash items such as depreciation of $252 and stock compensation of $98,557, a decrease in judgment receivables of $5,500, a decrease in accounts payable of $3,187 and other changes in operating assets and liabilities.

During the six months ended June, 2008, we received net cash from financing activities of $89,314 as compared to $20,668 for the six months ended June 30, 2007.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared pursuant to the rules and regulations of the SEC. Certain information related to our organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The preparation of the financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates related to (i) useful lives of depreciable assets; (ii) income tax valuation allowances; (iii) valuation assumptions for share-based payments. We base our estimates on historic experience and various other factors related to each circumstance. Actual results could differ from those estimates based upon future events, which could include, among other risks, changes in the business environment in which we operate.

There are several accounting policies that we believe are significant to the presentation of our financial statements and require management's most difficult, complex or subjective judgments about matters that are inherently uncertain. We believe our most critical accounting policies include (i) use of estimates, which is described more fully above and (ii) the carrying values of goodwill and other long-lived assets. Our significant accounting policies and critical accounting estimates are disclosed more fully in our Annual Report on Form 10-KSB for the year ended December 31, 2007. We do not believe there have been significant changes to our critical accounting policies and estimates subsequent to December 31, 2007.

                     POP STARZ RECORDS, INC AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", which clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. It also defines fair value and established a hierarchy that prioritizes the information used to develop assumptions. In February 2008, the FASB issued Financial Staff Positions ("FSP") SFAS 157-2, Effective Date of FASB Statement No. 157 ("FSP 157-2"), which delays the effective date of SFAS No. 157, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. FSP 157-2 is effective for us beginning January 1, 2009. We are currently evaluating the potential impact of the adoption of those provisions of SFAS 157, for which effectiveness was delayed by FSP 157-2, on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities", which permits entities to choose to measure many financial instruments and certain other items at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. The decision to elect the fair value option is determined on an instrument-by-instrument basis, should be applied to an entire instrument and is irrevocable. Assets and liabilities measured at fair values pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using other measurement attributes. SFAS No. 159 is effective as of the beginning of the Company's 2008 fiscal year. The adoption of SFAS No. 159 did not have a material effect on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51" (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent's ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent's ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company has not yet determined the effect of the adoption of SFAS No. 160 will have on its financial position, results of operations or cash flows.

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

                     POP STARZ RECORDS, INC AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

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

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." The current GAAP hierarchy, as set forth in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standard No. 69, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles, has been criticized because (1) it is directed to the auditor rather than the entity, (2) it is complex, and (3) it ranks FASB Statements of Financial Accounting Concepts. The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing this Statement to achieve that result. This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The adoption of SFAS No. 162 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

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

                     POP STARZ RECORDS, INC AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company we are not required to provide the information required by this item.

ITEM 4T. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, our management, including Michelle Tucker, our Chief Executive Officer, and Adam Wasserman, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, Ms. Tucker and Mr. Wasserman concluded that because of the significant deficiencies in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2008.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of June 30, 2008, management identified significant deficiencies related to

(i) our internal audit functions and (ii) the absence of an Audit Committee as of June 30, 2008, and (iii) a lack of segregation of duties within accounting functions.

We began preparing to be in compliance with the internal control obligations, including Section 404, for our fiscal year ending December 31, 2008. Management has determined that our internal audit function is also significantly deficient due to insufficient qualified resources to perform internal audit functions.

Additionally, management determined that the lack of an Audit Committee of the board of directors of the Company also contributed to insufficient oversight of our accounting and audit functions and we do not employ any accounting personnel and we use an outside accountant to compile our books and records and our CFO is engaged on an outsourced basis.

                     POP STARZ RECORDS, INC AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

In order to correct the foregoing deficiencies, we plan on taking the following remediation measures:

      o We engaged Adam Wasserman, a senior financial executive to serve as our Chief Financial Officer. Mr. Wasserman has extensive experience in internal control and U.S. GAAP reporting compliance, and together with our chief executive officer oversees and manages our financial reporting process and required training of the accounting staff.

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

We believe that the foregoing steps will remediate the significant deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

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

Our management is not aware of any material weaknesses in our internal control over financial reporting, and nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statement as of June 30, 2008. The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements. Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement of omission in any report we have filed with or submitted to the Commission.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                     POP STARZ RECORDS, INC AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. SALE OF UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

During May 2008, we issued 30,000 shares of common stock to officers and directors for services rendered, having a fair value of $7,500 ($0.25/share).

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

Set forth below is a list of exhibits to this quarterly report on Form 10Q.

                     POP STARZ RECORDS, INC AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

Number                            Description
------   -----------------------------------------------------------------------

3(i)-1   Articles of Incorporation (1)

3(1)-2   Amended Articles of Incorporation (1)

3.2      By-Laws of the Company (1)

10.1*    Note Payable between the Tucker Family Trust and Pop Starz Records,
         Inc.

10.2* Convertible Note Payable between the Tucker Family Spendthrift Trust and Apollo Entertainment Group, Inc.

10.3*    Alpha Music Mfg. Corp. Employment Agreement with Linford Ellis

10.4*    Alpha Music Mfg. Corp. Employment Agreement with Kathleen Ellis

10.5*    Alpha Music Mfg. Corp. Consulting Agreement with Jeffery Collins

31.1* Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2* Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1* Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Filed as an exhibit to the Registrant's Form SB-2, filed on May 14, 2007

* Filed herewith

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Pop Starz Records, Inc.

Date:  August 14, 2008                  By: /s/ Michelle Tucker
                                            -------------------
                                        Michelle Tucker
                                        Chief Executive Officer

Date:  August 14, 2008                  By: /s/ Adam Wasserman
                                            ------------------
                                        Adam Wasserman
                                        Chief Financial Officer and Principal
                                        Accounting Officer