Form 10-Q
period 2008-09-30
Pop Starz Records, Inc.
filed 2008-11-13
CIK 1398488

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: SEPTEMBER 30, 2008

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes |_| No

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated file" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer [_]                  Accelerated filer         [_]
   Non-accelerated filer   [_] (Do not          Smaller reporting company [X]
   check if a smaller reporting company)

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). |_| Yes |X| No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 3, 2008, the Company had authorized 100,000,000 shares of $.01 par value common stock of which 14,154,243 shares of common stock were issued and outstanding.

                             POP STARZ RECORDS INC.
                                      INDEX
                               REPORT ON FORM 10-Q

                                                                            PAGE
                                                                            ----

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Condensed Consolidated Balance Sheets as of September 30, 2008
         (unaudited) and December 31, 2007 .................................   3

         Unaudited Condensed Consolidated Statements of Operations for
           the Three and Nine Months Ended September 30, 2008 and 2007 .....   4

         Unaudited Condensed Consolidated Statements of Cash Flows for
           the Nine Months Ended September 30, 2008 and 2007 ...............   5

         Notes to Unaudited Condensed Consolidated Financial Statements ....   6

Item 2.  Management's Discussion and Analysis or Plan of Operation .........  15

Item 3.  Quantitative and Qualitative Disclosures about Market Risk ........  19

Item 4T  Controls and Procedures ...........................................  19

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings .................................................  21

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds .......  21

Item 3.  Defaults Upon Senior Securities ...................................  22

Item 4.  Submission of Matters to a Vote of Security Holders ...............  22

Item 5.  Other information .................................................  22

Item 6.  Exhibits ..........................................................  22

Signatures .................................................................  23

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     POP STARZ RECORDS, INC AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    September 30,   December 31,
                                                         2008           2007
                                                    -------------   ------------
                                                     (Unaudited)     (Audited)

                                     ASSETS

Current Assets:
  Cash and cash equivalents ......................    $  23,463      $      69
  Judgement receivable ...........................            -          5,500
  Assets of discontinued operations ..............       51,898              -
                                                      ---------      ---------

    Total Current Assets .........................       75,361          5,569

Property and Equipment, net ......................        1,805          2,183
                                                      ---------      ---------

    Total Assets .................................    $  77,166      $   7,752
                                                      =========      =========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable ...............................    $   8,218      $  11,392
  Accrued compensation ...........................       15,568         14,548
  Due to related parties .........................          888        138,362
  Liabilities of discontinued operations .........      111,550              -
                                                      ---------      ---------

    Total Liabilities ............................      136,224        164,302
                                                      ---------      ---------

Commitments: .....................................            -              -

Stockholders' Deficit:
  Common stock, $.01 par value 100,000,000 shares
   authorized 13,659,233 and 10,378,024 shares
   issued and outstanding ........................      136,592        103,780
  Additional Paid in Capital .....................      524,892        213,664
  Deficit accumulated during the development stage     (720,542)      (473,994)
                                                      ---------      ---------
    Total Stockholders' Deficit ..................      (59,058)      (156,550)
                                                      ---------      ---------
    Total Liabilities and Stockholders' Deficit ..    $  77,166      $   7,752
                                                      =========      =========

                          See Accompanying Notes to the
              Unaudited Condensed Consolidated Financial Statements

                                    POP STARZ RECORDS, INC AND SUBSIDIARIES
                                         (A DEVELOPMENT STAGE COMPANY)
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                                    For the
                                                                                                  period from
                                                                                                  July 5, 2006
                                       For the Three Months Ended    For the Nine Months Ended   (Inception) to
                                             September 30,                 September 30,          September 30,
                                          2008           2007           2008           2007           2008
                                      ------------   ------------   ------------   ------------  --------------
Costs and Expenses
  General and administrative .......  $     30,396   $    100,339   $    179,191   $    297,853   $    644,600
                                      ------------   ------------   ------------   ------------   ------------
Operating loss .....................        30,396        100,339        179,191        297,853        644,600

Interest expense-related party .....          (624)        (3,380)        (1,805)        (8,216)       (10,151)
                                      ------------   ------------   ------------   ------------   ------------

Net loss from continuing operations        (31,020)      (103,719)      (180,996)      (306,069)      (654,751)

Discontinued operations ............       (65,552)             -        (65,552)             -        (65,791)
                                      ------------   ------------   ------------   ------------   ------------

Net Loss ...........................  $    (96,572)  $   (103,719)  $   (246,548)  $   (306,069)  $   (720,542)
                                      ============   ============   ============   ============   ============


Net Loss per Share-Basic and Diluted  $      (0.01)  $      (0.01)  $      (0.02)  $      (0.04)  $      (0.08)
                                      ============   ============   ============   ============   ============

Weighted Average Number of Shares
  Outstanding during the Period-
    Basic and Diluted ..............    11,951,786      8,021,082     11,381,772      7,107,598      8,618,627
                                      ============   ============   ============   ============   ============

              See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

                                                       4

                                    POP STARZ RECORDS, INC AND SUBSIDIARIES
                                         (A DEVELOPMENT STAGE COMPANY)
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                                   For the
                                                                                                 period from
                                                                                                 July 5, 2006
                                                                           Nine Months Ended    (Inception) to
                                                                             September 30,       September 30,
                                                                           2008         2007         2008
                                                                        ---------    ---------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss ............................................................   $(246,548)   $(306,069)   $(720,542)
Adjustments to reconcile net loss to net cash used in operating activities:
  Amortization ......................................................           -        3,971        5,294
  Depreciation ......................................................         378          210          714
  Impairment loss ...................................................           -            -        5,294
  Stock issued for services .........................................       1,250            -        2,162
  Stock issued for services-related parties .........................     115,214       10,602      125,755
  Bad debt expense-related party ....................................           -            -        4,580
  Amortization of stock issued for prepaid expenses .................         100            -          100
Changes in Operating Assets and Liabilities
  Accounts receivable ...............................................     (13,353)           -      (13,353)
  Judgement Receivable ..............................................       5,500            -        5,500
  Prepaid expenses ..................................................           -       68,284      136,000
  Inventory .........................................................     (10,400)           -      (10,400)
  Accounts payable ..................................................      19,448          468       30,840
  Accrued expenses ..................................................      19,302        6,520       20,087
  Accrued compensation-related parties ..............................           -        8,000       13,763
  Accrued interest-related party ....................................       2,479        8,216        2,479
  Increase in Due to related party ..................................           -            -            -
                                                                        ---------    ---------    ---------
    Net Cash Used in Operating Activities ...........................    (106,630)    (199,798)    (391,727)
                                                                        ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment .............................................      (6,600)      (2,519)      (9,169)
  Investment in subsidiaries ........................................      (4,989)           -       (4,939)
  Cash paid for acquisition of intangible asset .....................           -            -      (10,000)
                                                                        ---------    ---------    ---------
    Net Cash Used in Investing Activities ...........................     (11,589)      (2,519)     (24,108)
                                                                        ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from related party advances ..............................     118,028       10,428      199,890
  Repayments of related party advances ..............................      (6,020)      (1,986)     (12,306)
  Proceeds from notes payable-related party .........................       4,700       60,477      166,809
  Proceeds from convertible notes payable-related party .............      45,300            -       45,300
  Proceeds from sale of common stock-related party ..................           -            -       60,000
  Proceeds from sale of common stock of subsidiary-related party ....           -            -            -
                                                                        ---------    ---------    ---------
    Net Cash Provided by Financing Activities .......................     162,008       68,919      459,693
                                                                        ---------    ---------    ---------

Net Increase (Decrease) in Cash and Cash Equivalents ................      43,789     (133,398)      43,858
                                                                        ---------    ---------    ---------

Cash at Beginning of Period .........................................          69      133,444            -
                                                                        ---------    ---------    ---------
Cash at End of Period ...............................................   $  43,858    $      46    $  43,858
                                                                        =========    =========    =========

Supplementary Cash Flow Information:
Cash paid for income taxes ..........................................   $       -    $       -    $       -
                                                                        =========    =========    =========
Cash paid for interest ..............................................   $       -    $       -    $       -
                                                                        =========    =========    =========

Non Cash Investing and Financing Activities
  Common stock issued in connection with acquisition of
   intangible asset .................................................   $       -    $       -    $     588
                                                                        =========    =========    =========
  Common stock issued for debt and accrued expenses-related party ...   $ 339,340    $ 197,805    $ 577,674
                                                                        =========    =========    =========

              See Accompanying Notes to the Condensed Unaudited Consolidated Financial Statements

                                                       5

                     POP STARZ RECORDS, INC AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The unaudited interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB, which contains the audited financial statements and notes thereto, together with the Management's Discussion and Analysis, for the year ended December 31, 2007. The interim results for the period ended September 30, 2008 are not necessarily indicative of the results for the full fiscal year.

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

On June 24, 2008, Apollo formed a subsidiary Alpha Music Mfg Corp. ("Alpha") a Florida corporation.

Apollo, through its subsidiary Alpha, primary business objective consists of offering the services of Audio CD/CD ROM duplication and replication, Audio Cassette duplication, DVD duplication and Vinyl record pressing. It is Apollo's intent to additionally offer the services of physical and digital distribution.

In September 2008, the Company announced its intention to spin off its subsidiary Apollo through a stock dividend at the rate of three shares of Apollo for each share of Pop Starz Records, Inc. Accordingly, the accompanying financial statements present the assets and liabilities of our subsidiaries as discontinued operations in the accompanying financial statements. The spin-off was effective on October 3, 2008.

PRINCIPALS OF CONSOLIDATION

The consolidated financial statements include the accounts of Pop Starz Records, Inc. and its wholly owned subsidiaries Apollo and Alpha. All intercompany accounts and transactions have been eliminated in consolidation.

                     POP STARZ RECORDS, INC AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DEVELOPMENT STAGE

During the period ended September 30, 2008, the Company commenced their primary operations, and in the same period, through the spin-off, discontinued the operations. Therefore, the Company's financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include related party debt and equity-based financing, acquisition and creation of intellectual properties and certain research and development activities to improve current technological concepts. Currently, the Company is devoting its efforts to developing successful and new artists through the marketing, distribution and licensing of recorded music produced by such artists through its investments in Beta Music Group and its' subsidiary Famous Records Corp. (See Note 5). There have been no revenues generated from continuing operations.

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

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. At September 30, 2008 and December 31, 2007, respectively, the Company had cash and cash equivalents of $43,858 and $69, respectively. At September 30, 2008, there is cash included in the assets of discontinued operations of $20,395.

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

                     POP STARZ RECORDS, INC AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

EARNINGS (LOSS) PER SHARE

Basic earnings/(loss) per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted earnings/(loss) per share is computed by dividing net income/(loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted earnings/(loss) per common share is not presented because it is anti-dilutive. For the three and nine months ended September 30, 2008 and 2007, and for the period from July 5, 2006 (inception) to September 30, 2008, respectively, the Company did not have any outstanding dilutive securities.

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

STOCK-BASED COMPENSATION

All share-based payments to employees is recorded and expensed in the statement of operations as applicable under SFAS No. 123R, "Share-Based Payment". The Company has not issued any options to employees or others as compensation since inception.

BENEFICIAL CONVERSION FEATURE AND DERIVATIVE LIABILITY

The Company has reviewed the provisions of its convertible notes payable and noted no required accounting for a beneficial conversion feature pursuant to the guidance in contained in EITF 98-5 or EITF 00-27 as at the date of issuance the market price and the conversion price were equivalent.

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," requires bifurcation of embedded derivative instruments and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option-pricing model. Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives. In addition, the fair value of freestanding derivative instruments such as warrants, are valued using the Black-Scholes option-pricing model. At September 30, 2008, we had no such derivative instruments.

                     POP STARZ RECORDS, INC AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RECLASSIFICATIONS

Certain amounts in the year 2007 financial statements have been reclassified to conform to the year 2008 presentation. The results of these reclassifications did not affect the Company's financial position, results of operations or cash flows.

DISCONTINUED OPERATIONS

Due to the spin-off of our subsidiaries Apollo and its subsidiary Alpha, we have classified the assets and liabilities of the subsidiaries as discontinued operations. The assets and liabilities of discontinued operations consist of the following:

Cash .................................   $ 20,395
Accounts receivable ..................     13,353
Prepaid expenses .....................      1,100
Inventory ............................     10,400
Equipment ............................      6,650
                                         --------
     Total assets disposed of ........   $ 51,898
                                         ========

Accounts payable .....................   $ 22,622
Accrued wages ........................     20,087
Convertible note payable-related party     45,300
Accrued liabilities-related party ....     23,541
                                         --------
     Total liabilities disposed of ...   $111,550
                                         ========

Included in discontinued operations for the three and nine months ended September 30, 2008 are revenues of $30,700. Net loss included in discontinued operations for the three and nine months ended September 30, 2008 is $64,878.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", which clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. It also defines fair value and established a hierarchy that prioritizes the information used to develop assumptions. In February 2008, the FASB issued Financial Staff Positions ("FSP") SFAS 157-2, Effective Date of FASB Statement No. 157 ("FSP 157-2"), which delays the effective date of SFAS No. 157, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. FSP 157-2 is effective for us beginning January 1, 2009. We are currently evaluating the potential impact of the adoption of those provisions of SFAS 157, for which effectiveness was delayed by FSP 157-2, on our consolidated financial position and results of operations.

                     POP STARZ RECORDS, INC AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51" (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent's ownership of a non-controlling interest, calculation and disclosure of the consolidated net income attributable to the parent and the non-controlling interest, changes in a parent's ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained non-controlling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company has not yet determined the effect of the adoption of SFAS No. 160 will have on its financial position, results of operations or cash flows.

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

                     POP STARZ RECORDS, INC AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." The current GAAP hierarchy, as set forth in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standard No. 69, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles, has been criticized because (1) it is directed to the auditor rather than the entity, (2) it is complex, and (3) it ranks FASB Statements of Financial Accounting Concepts. The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing this Statement to achieve that result. This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The adoption of SFAS No. 162 is not expected to have a material impact on the Company's financial position.

NOTE 2 - GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $246,548 and net cash used in operations of $106,630 for the nine months ended September 30, 2008; and a working capital deficit of $60,863, a deficit accumulated during the development stage of $720,542 and a stockholders' deficit of $59,058 at September 30, 2008. In addition, the Company is in the development stage and has not yet generated significant revenues. The ability of the Company to continue as a going concern is dependent on Management's plans, which include potential asset acquisitions, mergers or business combinations with other entities, further implementation of its business plan and continuing to raise funds through debt or equity raises. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - STOCKHOLDERS' DEFICIT

(A)   COMMON STOCK ISSUANCES FOR THE YEAR ENDED DECEMBER 31, 2006

(1)   STOCK ISSUED FOR CASH

      On July 5, 2006, the Company issued 6,000,000 shares of common stock to Pop Starz, Inc. for $60,000 ($0.01/share).

                     POP STARZ RECORDS, INC AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

(C)   COMMON STOCK ISSUANCES FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

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

      During September 2008, the Company issued 700,400 shares of common stock to officers and directors for services rendered, having a fair value of $35,516. The shares were valued based upon the closing trading price on the date the shares were earned, and ranged between $.05 and $.25.

      During September 2008, the Company issued 1,263,019 shares of common stock to a related party for repayment of advances, loans and notes payable to the Company in the amount of $63,151.

      During September 2008, the Company issued 25,000 shares of common stock for professional services.

                     POP STARZ RECORDS, INC AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - COMMITMENTS AND CONTINGENCIES

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

Additionally, per the termination agreement with the employee, the accrued salaries due to the employee were to be repaid in April, 2008. If the repayment was not made by that date, interest accrues retroactively to the date of termination on the balance at the rate of 18% per annum. The Company has recorded interest expense in the amount of $1,805, which is included in accrued compensation at September 30, 2008.

In June 2008, the Company, through Apollo's subsidiary Alpha, entered into a consulting agreement with a consultant effective July 1, 2008. Alpha will pay the consultant $1,000 per month for a minimum of 40 hours per month of consulting services. Additionally the consultant is to receive 600,000 shares of Apollo. The shares vest ratably over a three year period and are subject to forfeiture if the consultant does not remain with the Company for a period of three years. For a period of two years commencing on the 182nd day following the execution of this agreement, the consultant shall have the right to exchange all of his Apollo shares for 33.33% of Alpha conditioned upon the return of all funds received by Alpha plus interest from Apollo and or its designees. For a period of two years commencing on the 60th day following execution of this agreement, Apollo may exchange with consultant 33.33% of its shares in Alpha for return of all of consultants Apollo shares. The company may also exchange with consultant 33.33% of its shares for return of all of consultants Apollo shares without Alpha being required to return any funds to Apollo. If Apollo exercises its right, it shall also have the right to require Alpha to spin-out its shares to the Apollo shareholders.

                     POP STARZ RECORDS, INC AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In June 2008, the Company, through Apollo's subsidiary Alpha, entered into employment agreements with two employees effective July 1, 2008. Alpha will pay the employees $4,000 and $2,000 per month, respectively. Additionally the employees are to receive 300,000 shares each of Apollo. The shares vest ratably over a three year period and are subject to forfeiture if the employee does not remain with the Company for a period of three years. For a period of two years commencing on the 182nd day following the execution of this agreement, the employee shall have the right to exchange all of his Apollo shares for 16.66% of Alpha conditioned upon the return of all funds received by Alpha plus interest from Apollo and or its designees. For a period of two years commencing on the 60th day following execution of this agreement, Apollo may exchange with employee 16.66% of its shares for return of all of employees Apollo shares. The company may also exchange with employee 16.66% of its shares in Alpha for return of all of employees Apollo shares without Alpha being required to return any funds to Apollo. If Apollo exercises its right, it shall also have the right to require Alpha to spin-out its shares to the Apollo shareholders.

NOTE 5 - SUBSEQUENT EVENTS

During October, 2008, the Tucker Family Spendthrift Trust advanced $3,612 to the Company.

On October 28, 2008, the Company issued 495,000 shares of common stock as follows:

   o 220,000 shares to officers and directors for services and salaries for the months of October and November 2008.

   o  25,000 shares for professional services.

   o 250,000 to the Tucker Family Spendthrift Trust for repayment of advances made to the Company.

In October 2008 the Company accepted 1,810,000 common shares of Beta Music Group, Inc. ("Beta") from Hydrogenetics, Inc., formerly known as Pop Starz, Inc. as repayment of $4,580. This amount had previously been recorded by the Company as bad debt expense. The Company intends to focus its efforts on developing Beta and it's wholly owned subsidiary Famous Records Corp.

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

Currently the Company is focusing its efforts on developing successful and new artists through the marketing, distribution and licensing of recorded music produced by such artists through its investment in Famous Records Corp.("Famous"). In November 2008, began finalizing a digital distribution agreement with INgrooves ( www.ingrooves.com ) to distribute through such outlets as i Tunes, Amazon, Napster, Sony Connect, Zune, Yahoo Music, MTV Urge and many others. Famous has signed Pressing and Distribution License agreements with 1 A-Chord Records of Palm Bay, FL, 360 Muzik Group, Inc. of Lithonia, GA and Bro West Records of Miramar, FL.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 AND THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

We did not generate any revenues from continuing operations during the three or nine month periods ending September 30, 2008 or 2007.

During the nine months ended September 30, 2008 we incurred general and administrative expenses totaling $179,191, as compared to $297,853 for the same period in the prior year. The decrease from the prior year was primarily due to a reduction in professional fees and other operating expenses offset by an increase in officer's compensation.

During the three months ended September 30, 2008, we incurred general and administrative expenses totaling $30,396 versus $100,339 in the same period of the prior year. The decrease in the current year was due primarily to a decrease in compensation and other operating expenses.

Liquidity and Capital Resources

We have nominal assets. At of September 30, 2008 we had cash of $43,858, $20,395 of which is included in the assets of discontinued operations, as compared to cash of $69 as of December 31, 2007. Total assets were $77,166 as compared to $7,752. The increase in our cash holdings was attributable to a convertible note payable to a related party.

During the nine months ended September 30, 2008, we received the sum of $5,500 in connection with the settlement of a lawsuit.

Our operations to date have been funded by loans and capital contributions made by our affiliates. Loans provided to the Company prior to the quarter ended September 30, 2008, have been converted into equity.

Our total current liabilities at September 30, 2008 were $136,224 as compared to $164,302 at December 31, 2007. We have relied on related parties to provide working capital to cover professional fees, rent and compensation. We have a working capital deficit of $60,863. Unless we secure additional financing, of which there can be no assurance, or begin to generate revenues in excess of expenses, we may not be able to meet our obligations as they become due.

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

During the nine months ended September 30, 2008, we used cash in operating activities of $106,630 as compared to $199,798 for the nine months ended September 30, 2007. During the 2008 period, we used cash to fund our net loss of $246,548 offset by non-cash items such as depreciation of $378 and stock compensation of $116,464, a decrease in judgment receivables of $5,500, a decrease in accounts payable of $3,174 and other changes in operating assets and liabilities.

During the nine months ended September, 2008, we used net cash in investing activities of $11,589 as compared to $2,519 for the nine months ended September 30, 2007.

During the nine months ended September, 2008, we received net cash from financing activities of $210,166 as compared to $68,919 for the nine months ended September 30, 2007.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared pursuant to the rules and regulations of the SEC. Certain information related to our organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The preparation of the financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates related to (i) useful lives of depreciable lives of assets; (ii) income tax valuation allowances; (iii) valuation assumptions for share-based payments. We base our estimates on historic experience and various other factors related to each circumstance. Actual results could differ from those estimates based upon future events, which could include, among other risks, changes in the business environment in which we operate.

There are several accounting policies that we believe are significant to the presentation of our financial statements and require management's most difficult, complex or subjective judgments about matters that are inherently uncertain. We believe our most critical accounting policies include (i) use of estimates, which is described more fully above and (ii) the carrying values of goodwill and other long-lived assets. Our significant accounting policies and critical accounting estimates are disclosed more fully in our Annual Report on Form 10-K for the year ended December 31, 2007. We do not believe there have been significant changes to our critical accounting policies and estimates subsequent to December 31, 2007.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", which clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. It also defines fair value and established a hierarchy that prioritizes the information used to develop assumptions. In February 2008, the FASB issued Financial Staff Positions ("FSP") SFAS 157-2, Effective Date of FASB Statement No. 157 ("FSP 157-2"), which delays the effective date of SFAS No. 157, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. FSP 157-2 is effective for us beginning January 1, 2009. We are currently evaluating the potential impact of the adoption of those provisions of SFAS 157, for which effectiveness was delayed by FSP 157-2, on our consolidated financial position and results of operations.

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

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51" (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent's ownership of a noncontrolling interest, calculation and discloure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent's ownership interest while the parent retains its controlling financial interest and fair value measurement ofany retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company has not yet determined the effect of the adoption of SFAS No. 160 will have on its financial position, results of operations or cash flows.

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

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." The current GAAP hierarchy, as set forth in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standard No. 69, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles, has been criticized because (1) it is directed to the auditor rather than the entity, (2) it is complex, and (3) it ranks FASB Statements of Financial Accounting Concepts. The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing this Statement to achieve that result. This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The adoption of SFAS No. 162 is not expected to have a material impact on the Company's financial position.

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

ITEM 4T. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, our management, including Michelle Tucker, our Chief Executive Officer, and Adam Wasserman, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, Ms. Tucker and Mr. Wasserman concluded that because of the significant deficiencies in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September 30, 2008.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of September 30, 2008, management identified significant deficiencies related to

   (i)   our internal audit functions and
   (ii)  the absence of an Audit Committee as of September 30, 2008, and
   (iii) a lack of segregation of duties within accounting functions.

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

Our management is not aware of any material weaknesses in our internal control over financial reporting, and nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statement as of September 30, 2008. The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements. Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement of omission in any report we have filed with or submitted to the Commission.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During September 2008, we issued 60,000 shares of common stock to officers and directors for services rendered, having a fair value of $10,500 (30,000 shares each at $.25 and $.10 per share).

Also during September, we issued 1,263,029 shares of common stock as repayment of loans, accrued liabilities, advances, and notes payable to related parties in the amount of $63,151. We issued 640,400 to an officer for advances and accrued wages in the aggregate amount of $32,020. We issued 25,000 shares to a service provider for professional services. These shares were valued at $.05, based on the quoted closing trading price on the date of repayment.

In October 2008 we issued 220,000 shares of common stock to officers and directors for services rendered and to be rendered in November 2008, having a fair value of $6,600. We issued 250,000 shares of common stock to the Tucker Family Spendthrift Trust as repayment for outstanding advances made to the Company in the amount of $7,500. We also issued 25,000 shares to a vendor for services provided. The shares were valued at $.03 based on the quoted closing trading price on the date of grant.

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

None

ITEM 6. EXHIBITS.

Set forth below is a list of exhibits to this quarterly report on Form 10Q.

Number                            Description
------   -----------------------------------------------------------------------

3(i)-1   Articles of Incorporation (1)

3(1)-2   Amended Articles of Incorporation (1)

3.2      By-Laws of the Company (1)

10.3     Employment Agreement with Linford Ellis (2)

10.4     Employment Agreement with Kathleen Ellis (2)

10.5     Consulting Agreement with Jeffery Collins (2)

31.1 * Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 * Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 * Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1 * Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
__________________

(1) Filed as an exhibit to the Registrant's Form SB-2, filed on May 14, 2007

(2) Filed as an exhibit to the Registrants Form 10Q for the period ended June 30, 2008, filed on August 14, 2008

*   Filed herewith

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Pop Starz Records, Inc.

Date:  November 11, 2008                By: /s/ Michelle Tucker
                                            -------------------
                                        Michelle Tucker
                                        Chief Executive Officer

Date:  November 11, 2008                By: /s/ Adam Wasserman
                                            ------------------
                                        Adam Wasserman
                                        Chief Financial Officer and
                                        Principal Accounting Officer