Form 10-K
period 2008-12-31
Pop Starz Records, Inc.
filed 2009-03-31
CIK 1398488

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

               For the Transition Period from_________to__________

                       Commission File Number: 333-142907

                             POP STARZ RECORDS, INC.
                             -----------------------
              Exact Name of Registrant as Specified in Its Charter)

           Florida                                              76-0835007
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. employer
 incorporation or organization)                           identification number)

         150 East Angeleno Avenue, #1426 Burbank, California        91502
         ----------------------------------------------------    ----------
               (Address of principal executive offices)          (Zip code)

        Registrant's Telephone Number, Including Area Code: 818-539-6507
                                                            ------------

        Securities Registered Pursuant to Section 12(b) of the Act: NONE

        Securities Registered Pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and 2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer [ ]                  Accelerated filer [ ]
   Non-accelerated filer [ ]                    Smaller reporting company [X]

Check whether the registrant is a shell company Yes [X] No [ ]

State issuer's revenues for its most recent fiscal year. $-0-

The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing bid price of our Common Stock as reported on the Over the Counter Bulletin Board as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $266,927.

As of March 16, 2009 there were a total of 16,624,862 shares of common stock issued and outstanding.

PART 1

FORWARD-LOOKING INFORMATION

The statements contained in this Annual Report on Form 10-K that are not historical fact are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements contained herein are based on current expectations that involve a number of risks and uncertainties. These statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The Company wishes to caution the reader that its forward-looking statements that are not historical facts are only predictions. No assurances can be given that the future results indicated, whether expressed or implied, will be achieved. While sometimes presented with numerical specificity, these projections and other forward-looking statements are based upon a variety of assumptions relating to the business of the Company, which, although considered reasonable by the Company, may not be realized. Because of the number and range of assumptions underlying the Company's projections and forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond the reasonable control of the Company, some of the assumptions inevitably will not materialize, and unanticipated events and circumstances may occur subsequent to the date of this report. These forward-looking statements are based on current expectations and the Company assumes no obligation to update this information. Therefore, the actual experience of the Company and the results achieved during the period covered by any particular projections or forward-looking statements may differ substantially from those projected. Consequently, the inclusion of projections and other forward-looking statements should not be regarded as a representation by the Company or any other person that these estimates and projections will be realized. The Company's actual results may vary materially. There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate.

ITEM 1. DESCRIPTION OF BUSINESS

Overview and history

Pop Starz Records, Inc. (the "Company", "PSR", "we", or "our") was incorporated on July 5, 2006, under the laws of the State of Florida. We were then awholly owned subsidiary of Pop Starz, Inc., also a Florida corporation. Until June 29, 2007 we were a majority-owned subsidiary of Pop Starz, Inc. On June 29, 2007, Pop Starz, Inc. distributed 4,905,200 shares of common stock (61.5%) of the Company to all Pop Starz, Inc. common shareholders and those entitled to dividends as if a common shareholder on the basis of one registered share for every ten (10) shares of Pop Starz, Inc. beneficially owned on the Record Date, June 29, 2007.

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

In April 25, 2007 we formed a subsidiary, Pop Starz Publishing Corp. a Florida corporation. On June 24, 2008, we changed the name of the subsidiary to Apollo Entertainment Group, Inc. ("Apollo"). On June 24, 2008, Apollo formed a subsidiary Alpha Music Mfg Corp. ("Alpha") a Florida corporation. On October 3, 2008, the Company distributed 4,553,081 (76%) of the Company's common stock to all Pop Starz Records, Inc, common shareholders and those entitled to dividends as if a common stock shareholder on the basis of one registered share for every three (3) shares of Pop Starz Records, Inc. beneficially owned on the Record Date, September 30, 2008.

CURRENT BUSINESS STRATEGY

Because of the distribution of the common stock of our subsidiary, Apollo in October 2008, the Company has no ongoing operations. The Board has determined to maintain the Company as a public "shell" corporation, which will seek suitable business combination opportunities. The Board believes that a business combination with an operating company has the potential to create greater value for the Company's stockholders than a liquidation or similar distribution.

EFFECT OF STATUS AS A "SHELL" COMPANY

Because we are a shell company as defined under the Rules of the Securities and Exchange Commission, we are disqualified from using a short form of registration statement (S-8) for the issuance of employee stock options. Furthermore, holders of restricted securities issued while we were or are a shell company may not re-sell the restricted securities pursuant to SEC Rule 144 for a period of one year after we cease to be a shell and have filed the necessary report with the SEC to that effect.

Our exclusive source of funding to date have been from its former parent company, Pop Starz, Inc, and Michelle Tucker and affiliates thereto either through sales of our common stock or from loans, as described elsewhere in this Report (see "Certain Relationships and Related Transactions").

EMPLOYEES

We have one employee, our President, who works part-time in our executive offices. We also use the services of two independent contractors (who are not required to work any set number of hours per week).

EMPLOYMENT AND DIRECTOR AGREEMENTS

From May 2007 to January 2008, Jonathan Greene served as the Company's President. His employment was terminated in January 2008. Pursuant to his termination agreement, the Company paid Mr. Greene $15,873. Over the term of his service, Mr. Greene received 140,000 shares of our common stock. In January 2008, we entered into an employment agreement with Michelle Tucker, whereby she receives compensation in the amount of $3,000 per month for serving as our President. Michelle Tucker also receives 5,000 shares of common stock per month for serving as the Chief Financial Officer to the Company and an additional 5,000 shares per month for serving as a Director. If she serves as a Chairman of any committee, she will receive an additional 2,500 shares, and if she serves on any committees, she will receive 1,250 shares per month served.

In April 2007, we entered into an agreement with Francisco Del to serve as a corporate director. The agreement provides in part for Mr. Del to receive 5,000 shares of our common stock for each month he serves as a Director. If he serves as a Chairman of any committee, he will receive an additional 2,500 shares per month, and if he serves on any committee, he will receive an additional 1,250 shares per month.

ITEM 1A. RISK FACTORS

As a smaller reporting company we are not required to provide the information required by this item.

ITEM 2. DESCRIPTION OF PROPERTY

Our administrative office is located in Burbank, California. An affiliate of our chief executive officer, the Tucker Family Spendthrift Trust, provides this space to the Company at a cost of $1,500 per month. Included within this cost are telephone and fax lines, computers and other related office equipment.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK

Our common stock trades on the Over the Counter Bulletin Board under the symbol "PSZR". There is a very limited market for our common stock, with very limited trading activity.

Our common stock did not begin to trade on any exchange or electronic quotation system until December 31, 2007. There was no bid or ask in 2007.

The following high and low bid information for each full quarterly period for the year ended December 31, 2008 is as follows:

           Quarter
            Ended           High       Low
         ------------      -----      -----
           March 31        $0.30      $0.15
           June 30         $0.25      $0.10
         September 30      $0.25      $0.05
         December 31       $0.10      $0.03

Such market quotations reflect the high bid and low prices as reflected by the OTCBB or by prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions. The market makers for our common stock currently are Domestic Securities, Inc. and UBS Securities LLC. Our shares are subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

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

HOLDERS

As of March 16, 2009, there were 81 holders of record of our common stock.

Our transfer agent is Florida Atlantic Stock Transfer Company. Their mailing address is 7130 N. Nob Hill Road Fort Lauderdale, Florida 33321 and their telephone number is (954)726-4954.

DIVIDEND POLICY

We have not declared any cash dividends on our common stock since our inception and do not anticipate doing so in the foreseeable future.

RECENT SALE OF UNREGISTERED SECURITIES

During the years ended December 31, 2008 and 2007, we issued the following unregistered shares of our common stock:

    Date           Number of Shares            Name             Consideration
-------------      ----------------      -----------------      -------------

   1/08/07(1)          6,000,000         Pop Starz, Inc.             $ 60,000
  1/8/2007                59,779         Marlene Cassidy                  (2)
  5/8/2007             1,800,000         Michelle Tucker                  (3)
  5/8/2007                50,000         Kevin Dornan                     (4)
  5/8/2007                30,000         Michelle Tucker                  (5)
  5/8/2007                10,000         Marlene Cassidy                  (5)
  5/8/2007                20,000         Stanley Marseille                (5)
  5/8/2007                 5,200         Kevin Dornan                     (9)
 7/12/2007                 2,600         Kevin Dornan                     (4)
 7/12/2007                10,000         Jonathan Green                   (4)
 7/12/2007                10,000         Francisco Del                    (5)
 7/12/2007                10,000         Adam Wasserman                   (6)
 9/30/2007                15,000         Jonathan Green                   (5)
 9/30/2007                15,000         Francisco Del                    (5)
 9/30/2007                15,000         Adam Wasserman                   (6)
 9/30/2007             1,587,250         Pop Starz Inc.                   (7)
 9/30/2007                74,799         TFST*                            (8)
 9/30/2007                96,000         Michelle Tucker                  (7)
 9/30/2007                40,000         Leonard Tucker                   (9)
 9/30/2007                46,900         Adam Wasserman                   (5)
 11/8/2007                 5,000         Jonathan Green                   (5)
 11/8/2007                 5,000         Francisco Del                    (5)
 11/8/2007                 5,000         Adam Wasserman                   (5)
 11/8/2007                80,000         TFST                             (7)
 11/8/2007                16,000         Pop Starz Inc.                   (7)
12/31/2007                10,000         Jonathan Green                   (5)
12/31/2007                10,000         Francisco Del                    (5)
12/31/2007                10,000         Adam Wasserman                   (5)
12/31/2007                31,200         Adam Wasserman                   (6)
12/31/2007               100,000         Michelle Tucker                  (7)
12/31/2007               108,000         TFST                             (8)
12/31/2007               101,290         Pop Starz, Inc.                  (7)
 1/31/2008                 5,000         Adam Wasserman                   (5)
 1/31/2008                 5,000         Francisco Del                    (5)
 1/31/2008                35,000         Michele Tucker                   (5)
 2/29/2008                 5,000         Adam Wasserman                   (5)
 2/29/2008                 5,000         Francisco Del                    (5)
 2/29/2008                35,000         Michele Tucker                   (5)
 2/29/2008             1,357,790         Pop Starz Inc.                   (7)
 3/31/2008                 5,000         Adam Wasserman                   (5)
 3/31/2008                 5,000         Francisco Del                    (5)
 3/31/2008                 5,000         Michele Tucker                   (5)
  5/8/2008                10,000         Adam Wasserman                   (5)
  5/8/2008                10,000         Francisco Del                    (5)
  5/8/2008                10,000         Michele Tucker                   (5)
 9/17/2008                20,000         Adam Wasserman                   (5)
 9/17/2008                20,000         Francisco Del                    (5)
 9/17/2008                25,000         Kim Conley                       (9)
 9/17/2008                20,000         Michele Tucker                   (5)
 9/17/2008               400,400         Michelle Tucker                  (7)
 9/17/2008               240,000         Michelle Tucker                  (5)
 9/17/2008             1,263,029         TFST                             (8)
10/28/2008                10,000         Francisco Del                    (5)
10/28/2008                25,000         Kim Conley                       (9)
10/28/2008               210,000         Michelle Tucker                  (5)
10/28/2008               250,000         TFST                             (8)

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

(6)  Compensation for accounting services rendered.

(7)  Debt Conversion.

(8)  Debt Conversion and office space.

(9)  Services Provided.

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

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

GENERAL

We are a shell company. Formerly we were engaged in the business of developing, producing, licensing, acquiring and distributing recorded music, primarily in the popular Hip-Hop and Pop genres. We have to date relied on advances made to the Company by our president and/or affiliated entities of our president. There can be no assurance that she will continue to make these advances in the future. If we can not identify additional funding sources in the future and we do not generate revenues in excess of our expenses, there is a substantial likelihood that we will have to cease operations,

PLAN OF OPERATION

Our current business objective is to locate suitable business combination opportunities. We do not currently engage in any business activities that provide cash flow. As of December 31, 2008, we do not have any cash or cash equivalents.

During the next 12 months we anticipate incurring costs related to:

         (i)   Filing of Exchange Act reports;

         (ii)  Officer and director's salaries and rent; and

         (iii) Consummating an acquisition.

We believe we will be able to meet these costs through amounts, as necessary, to be loaned by or invested in us by our stockholders, management or other investors. However, no assurance can be given that we will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on acceptable terms. In the absence of obtaining additional financing, we may be unable to fund our operations. Accordingly, our financial condition could require us to seek the protection of applicable reorganization laws in order to avoid or delay actions by third parties, which could materially adversely affect, interrupt or cause the cessation of the Company's operations. As a result, our independent registered public accounting firms have issued going concern opinions on the consolidated financial statements of the Company for the fiscal years ended December 31, 2008 and 2007.

Prior to consummating a business combination transaction, we do not anticipate:

         (i)   Any expenditures for research and development;

         (ii) Any expenditures or cash receipts for the purchase or sale of any property plant or equipment; or

         (iii) Any significant change in the number of employees.

RESULTS OF OPERATIONS

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Due to the distribution of the common stock of our subsidiary, we have classified the revenues and expenses of our subsidiary as discontinued operations. Accordingly, there are no revenues reflected for the years ended December 31, 2008 and 2007. We incurred general and administrative expenses totaling $439,011 for the year ended December 31, 2007 as compared to general and administrative expenses totaling $195,115 during 2008, a decrease of

$243,896. Additionally, during 2008, we have recorded a loss from discontinued operations of $64,878. During 2007, we incurred legal fees of approximately $25,000 as compared to $6,000 in 2008. The decrease is due to legal matters addressed in 2007 which did not recur in 2008. The Company recognized compensation expense during 2007 of approximately $287,600 as compared to approximately $137,000 during 2008. The decrease during 2008 is due to the termination of two employees during 2007 and January 2008. We recognized rent expense in 2008 of $24,000 versus $36,000 during 2007. We also incurred various general and administrative expenses during 2007 which were non-recurring in nature.

We incurred a net loss of $447,356 in fiscal 2007 as compared to a net loss of $267,056 in fiscal 2008.

LIQUIDITY AND CAPITAL RESOURCES

We have no assets. At of December 31, 2008 and 2007 we had cash of nil and $69, respectively. Total assets were $7,752 at December 31, 2007 as compared to nil at December 31, 2008.

Our operations to date have been funded by loans and capital contributions made by our affiliates.

Our total current liabilities were $5,064 as compared to $164,302 at December 31, 2007. The primary reason for this decrease is the $138,362 that we owed related parties at December 31, 2007 was repaid through the issuance of common stock during the year ended December 31, 2008. We relied on these related parties to provide working capital to cover professional fees, rent and compensation. We have a working capital deficit of $5,074. Unless we secure additional financing, of which there can be no assurance, or begin to generate revenues in excess of expenses, we will not be able to meet our obligations as they become due.

Due to our operating losses and deficits, our independent auditors in their financial statements have raised doubts about our ability to continue as a going concern. Despite these historical losses, management believes that it will be able to satisfy ongoing operating expenses through related party advances until such time as we are able to consummate a business combination or begin operations. There can be no assurance that any financing will be available, or if available, will be offered on terms that will not adversely impact our shareholders.

For the year ended December 31, 2008, we used cash in operating activities of $120,629 as compared to $232,175 for the year ended December 31, 2007.

For the year ended December 31, 2008, we used cash in investing activities of $50,239 as compared to $2,519 for the year ended December 31, 2007. During 2007, we used cash to purchase equipment. During 2008, we used cash to fund the operations of our then subsidiary Apollo Entertainment Group, Inc.

For the year ended December 31, 2008, we received net cash from financing activities of $170,799 as compared to $101,319 for the year ended December 31, 2007. During 2007, we received net cash from related party advances of $29,242 and cash from related party loans of $72,077. During 2008, we received cash from related party loans and advances of $112,477 and from the sale of our common stock of our then subsidiary of $4,700. The net liabilities of $59,652 of our then subsidiary Apollo were assumed by the subsidiary at the time of the distribution.

CRITICAL ACCOUNTING POLICIES

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. Significant estimates in 2008 and 2007 included the valuation of stock in connection with the acquisition of an intangible asset, stock issued for services, stock issued to convert outstanding debt, estimated useful life of equipment, and a 100% valuation allowance for deferred taxes due to the Company's continuing and expected future losses.

Loss per share: Basic loss per share excludes dilution and is computed by dividing the net loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the income of the Company. Diluted income per share is computed by dividing the income available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution. At December 31, 2008 and 2007, respectively, we did not have any outstanding common stock equivalents.

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any off-balance sheet arrangements. We do not anticipate entering into any off-balance sheet arrangements during the next 12 months.

ITEM 8. FINANCIAL STATEMENTS.

See our Financial Statements beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On October 1, 2008 Berman & Company, P.A. ("Berman") was dismissed as the Company's independent auditor and independent registered public accounting firm effective immediately.

On October 1, 2008, the Company's Board of Directors approved the engagement of Stan J.H. Lee, CPA ("Lee"), as the Company's independent auditor and independent registered public accounting firm.

The report of Berman & Company, P.A. for the years ending December 31, 2007 and 2006 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles other than going concern.

During the Company's two most recent fiscal years and the subsequent interim periods and through the date of dismissal, there were no disagreements with Berman & Company, P.A. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Berman & Company, P.A., would have caused it to make reference to the matter in connection with its reports. There were no "reportable events" as that term is described in Item 304(a)(1)(v) of Regulation S-B.

The Company did not consult Stan J.H. Lee, CPA regarding either: (i) the application of accounting principles to a specified transaction, completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or (ii) any matter that was either the subject of a disagreement as defined in Item 304(a)(1)(v) of Regulation S-K or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 as amended (the "Exchange Act"), as of the end of the period covered by this Annual Report on Form 10-K, the Company's management evaluated, with the participation of the Company's principal executive and financial officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation of these disclosure controls and procedures, the Company's chairman of the board and chief executive and financial officer has concluded that the disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

ITEM 9A(T). CONTROLS AND PROCEDURES

INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles generally accepted in the United States of America.

The Company's internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorization of management and directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the Company's financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting at December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control--Integrated Framework. Based on that assessment under those criteria, management has determined that, at December 31, 2008, the Company's internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, CORPORATE GOVERNENCE.

The name, age, position and date of appointment of the Company's directors and executive officers are as follows:

MICHELLE TUCKER, age 50, has served as our President and Chief Executive Officer since January 2008, and has served on our Board of Directors since inception. She also serves as an officer and director of Beta Music Group, Inc. and Apollo Entertainment Group, Inc. Ms. Tucker received a Bachelor of Science Degree in Criminal Justice from the University of Florida in 1979. From 1984 to 1986, Ms Tucker continued her education toward a Masters Degree by attending Florida Atlantic University and Florida International University.

FRANCISCO DEL, age 38, who is professionally known as "Del," has served as a director of the Company since April 2007. He has held similar positions in Beta Music Group, Inc., and Apollo Entertainment Group, Inc., affiliated entities. An independent singer-songwriter-producer, Mr. Del was the free-lance producer on Jon Secada's 2005 recordings for Big 3 Records and also wrote songs for Big Band Radio during that year. In addition, he won a 2005 Telly Award for his performance of "Careless Whisper." During 2004 he wrote songs for Pitbull on TVT Records. In 2003, he formed a production company, B Smooth Productions, with Dennis Dellinger, and together they produced Del's debut CD, "Go All Night,." Mr. Del continues to work as a producer for R&B artists.

ADAM WASSERMAN, age 44, has served as our Chief Financial Officer since inception. Mr. Wasserman devotes a portion of his time to our company. Since November 1999, Mr. Wasserman has been CEO of CFO Oncall, Inc., a Weston, Florida based provider of consultant accounting services specializing in financial reporting, budgeting and planning, mergers and acquisitions, audit preparation services, accounting, automated systems, banking relations and internal controls. Mr. Wasserman has also served as the Chief Financial Officer of Transax International Limited since May 2005, Lotus Pharmaceuticals, Inc. since October 2006, and serves as CFO for other companies. From June 1991 to November 1999 he was Senior Audit Manager at American Express Tax and Business Services, in Fort Lauderdale, Florida where his responsibilities included supervising, training and evaluating senior staff members, work paper review, auditing, maintaining positive client relations, preparation of tax returns and preparation of financial statements and the related footnotes. Mr. Wasserman was employed by Deloitte & Touche, LLP. During his employment, his significant assignments included audits of public (SEC reporting) and private companies, tax preparation and planning, management consulting, systems design, staff instruction, and recruiting. Mr. Wasserman holds a Bachelor of Science in Accounting from the State University of New York at Albany. He is a CPA (New
York) and a member of The American Institute of Certified Public Accountants and is a director, the treasurer and an executive board member of Gold Coast Venture Capital Association.

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

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, as well as persons beneficially owning more than 10% of our outstanding common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC") within specified time periods. Such officers, directors and shareholders are also required to furnish us with copies of all Section 16(a) forms they file.

Based solely on its review of such forms received by us, or written representations from certain reporting persons, we believe that all Section 16(a) filing requirements applicable to our officers, directors and 10% shareholders were complied with during the fiscal year ended December 31, 2008.

CODE OF ETHICS

The Company has adopted a Code of Ethics that meets the requirements of Section 406 of the Sarbanes-Oxley Act of 2002 which was filed as an exhibit to the Form 10-KSB filed on March 31, 2008. We will provide to any person without charge, upon request, a copy of such Code of Ethics. Persons wishing to make such a request should contact Michelle Tucker, our chief executive officer.

CORPORATE GOVERNANCE

We have two directors. We do not have an audit committee, compensation committee or nominating committee. We do not have sufficient funds to secure officer and directors insurance and we do not believe that we will be able to retain an independent Board of Directors in the immediate future. We do not believe that we will be able to attract independent board members until such time as we commence our primary operations. All matters which would otherwise be considered by the various committees are handled by the Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION

The following table discloses compensation paid during the fiscal years ended December 31, 2008 and 2007 to (i) the Company's Chief Executive Officer, and
(ii) individual(s) who were the only executive officers, other than the Chief Executive Officer, serving as executive officers at the end of 2008 and 2007 (the "Named Executive Officers"). No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the chart below, were paid to these executive officers during these fiscal years.

SUMMARY COMPENSATION TABLE
                                                                NONEQUITY    NON-QUALIFIED
                                                                INCENTIVE      DEFERRRED
                                               STOCK   OPTION      PLAN      COMPENSATION    ALL OTHER
        NAME AND                SALARY  BONUS  AWARDS  AWARDS  COMPENSATION     EARNINGS    COMPENSATION        TOTAL
   PRINCIPAL POSITION     YEAR    ($)    ($)     ($)     ($)        ($)           ($)            ($)             ($)
------------------------  ----  ------  -----  ------  ------  ------------  -------------  ------------       -------
Michelle Tucker, current  2008  36,000      -       -       -             -              -         9,550  (1)   45,550
Chief Executive and       2007  36,000              -       -             -              -             -        36,000
Financial Officer,
President, and Director

Jonathan Greene, former   2008       -      -       -       -             -              -         2,110  (2)    2,110
CEO, President,           2007  56,500      -   3,100       -             -              -       116,000  (1)  175,600
and Director

Adam Wasserman,           2008       -      -       -       -             -              -         9,250  (1)    9,250
Chief Financial Officer   2007   2,500              -  10,910             -              -             -        13,410

Francisco Del,            2008       -      -       -       -             -              -         9,550  (1)    9,550
Director                  2007  15,346      -   3,100       -             -              -         1,500  (1)   19,946

(1) Represent shares issued as consideration for serving as an officer and/or director.

(2) Represents the interest paid on the accrued compensation payable through the date of the termination of Jonathan Greene, through the date of repayment.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

We have not established any equity compensation plans. However, we have entered into agreements with three individuals whereby they receive shares of our common stock pursuant to their employment and directors agreements. Pursuant to these agreements, during the year ended December 31, 2008, the Company issued 655,000 shares of common stock of the registrant.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our shares of common stock at March 16, 2009 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) each of our executive officers, and
(iv) all of our executive officers and directors as a group. Unless otherwise specified, we believe that all persons listed in the table possess sole voting and investment power with respect to all shares of our common stock beneficially owned by them. As of March 16, 2009, we had 16,624,862 shares of common stock issued and outstanding.

As of March 16, 2009, the following directors and executive officers owned the following shares:

                                                   Shares Beneficially Owned (1)
  Title of             Name and Address of         -----------------------------
   Class                 Beneficial Owner            Number     Percent of Class
------------     ------------------------------    ----------   ----------------

Common Stock     Michelle Tucker and Affiliates    14,691,386         88.4%
                 150 E. Angeleno Avenue #1426
                 Burbank, CA 91502

Common Stock     Francisco Del                        130,000          0.8%
                 3921 N. Meridian Ave. "A"
                 Miami, FL 33139

Common Stock     Adam Wasserman                       163,100          1.0%
                 1643 Royal Grove Way
                 Weston, FL 33327

Common Stock     All Directors and Offices
                 as a Group                        14,984,486         90.1%

(1) As of March 16, 2009, Mrs. Tucker individually holds approximately 41% of Pop Starz Records, Inc.'s outstanding shares, and an affiliate, the Tucker Family Spendthrift Trust for which Mrs. Tucker is co-trustee, holds approximately 47%.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

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

During 2008, the Company, through its then subsidiary Apollo, entered into a convertible note payable with an affiliate of the Company's Chief Executive Officer, The Tucker Family Spendthrift Trust, in the amount of $45,300. As a result of the distribution of Apollo, the convertible note payable was assumed by the subsidiary. Additionally, on June 25, 2008, the Company entered into a note payable in the amount of $4,700 with the affiliate. The note payable was repaid through the issuance of 94,000 shares of common stock on September 17, 2008.

During 2008 the Company received $69,915 from affiliates of the Company's Chief Executive Officer. The loans were non-interest bearing, unsecured and due on demand. During 2008, the Company repaid $6,030. The Company also issued 929,029 shares of common stock, having a fair value of $63,471 based on the quoted market price on the dates of conversion of $.05 and $.03 per share as repayment towards the advances made to the Company.

During 2008, the Company issued 555,000 shares of common stock to Michelle Tucker as repayment for her compensation and director's fees through November 2008. At December 31, 2008, there is $3,000 in accrued compensation reflected on the balance sheet. The aforementioned shares were issued at a range of $.03 to $.35, based on the current trading price on the date of the shares were due to be issued. During January 2008, the Company issued 45,000 shares of common stock to officers and directors for services rendered, having a fair value of $15,750 ($0.35/share), based upon the quoted closing trading price.

During February 2008, the Company issued 45,000 shares of common stock to officers and directors for services rendered, having a fair value of $6,750($0.15/share), based upon the quoted closing trading price.

During February 2008, the Company issued 1,357,790 shares of common stock, having a fair value of $203,669 ($0.15/share), based upon the quoted closing trading price. The stock was issued to Pop Starz, Inc. in connection with the conversion of non-interest bearing debt for $135,779. The additional $67,890 was recorded as compensation.

During May 2008, the Company issued 45,000 shares of common stock to officers and directors for services rendered, having a fair value of $5,250($0.15 and $.10 per share), based upon the quoted closing trading price at the time the services were rendered.

During September and October 2008, the Company issued 50,000 shares of common stock for services. The shares were valued at $2,000 based on the trading price at the time the services were provided.

During September 2008, the Company issued 60,000 shares of common stock to officers and directors for services rendered, having a fair value of $15,000($0.25/share), based upon the quoted closing trading price at the time the services were rendered.

Also During September 2008, the Company issued 1,903,429 shares of common stock as repayment of accrued salaries, related party advances and note payable, having a fair value of $95,171, based upon the quoted trading price at the time of the conversion.

During October, 2008, the Company issued 220,000 shares of common stock to officers and directors for services rendered having a fair value of $6,600 ($.03 per share), based on the quoted closing trading price at the time the services were rendered.

In December 2008, the Company issued 250,000 shares of common stock to an affiliate for repayment of advances and accrued expenses having a fair value of $7,500, based on the quoted closing trading price at the time of the conversion.

During 2007, we received further funding of $72,077 from Pop Starz, Inc. These notes bore interest at 10%, were secured by all assets of the Company and were due two years from the issue date.

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

We currently lease our offices for $1,500 per month from the TFST, one of whose co-trustees and beneficiaries is Michelle Tucker, who serves as President and controlling shareholder of the Registrant. The TFST is a Florida trust for whom Michelle Tucker and Leonard Tucker serve as co-trustees with investment authority on behalf of the trust's four beneficiaries: Michelle Tucker, Leonard Tucker, and their two daughters, Shayna and Montana (a minor). During 2007, we issued 150,000 shares of common stock having a fair value of $15,000 ($0.10/share), to an affiliate of the Company's Chief Executive Officer for rent. Fair value was based upon the fair value of stock issued to third parties for services rendered. Currently, we pay this related party $1,500 per month. Monthly rent expense through April 2008 was $3,000 per month. Total related party rent expense for 2008 and 2007 was $24,000 and $36,000, respectively.

DIRECTOR INDEPENDENCE

Our directors are Michelle Tucker and Francisco Del. Ms. Tucker is also our President and Chief Executive and is therefore not considered independent. Francisco Del receives shares of common stock for serving on our board, and is therefore not considered independent.

"Independent director" means a person other than an executive officer or employee of the company or any other individual having a relationship which, in the opinion of the issuer's board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The following persons shall not be considered independent:

         (A) a director who is, or at any time during the past three years was, employed by the company;

         (B) a director who accepted or who has a Family Member who accepted any compensation from the company in excess of $100,000 during any period of twelve consecutive months within the three years preceding the determination of independence, other than the following:

                  (i)   compensation for board or board committee service;

                  (ii) compensation paid to a Family Member who is an employee (other than an executive officer) of the company; or

                  (iii) benefits under a tax-qualified retirement plan, or
                        non-discretionary compensation.

Provided, however, that in addition to the requirements contained in this paragraph (B), audit committee members are also subject to additional, more stringent requirements under Rule 4350(d).

         (C) a director who is a Family Member of an individual who is, or at any time during the past three years was, employed by the company as an executive officer;

         (D) a director who is, or has a Family Member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which the company made, or from which the company received, payments for property or services in the current or any of the past three fiscal years that exceed 5% of the recipient's consolidated gross revenues for that year, or $200,000, whichever is more, other than the following:

                  (i) payments arising solely from investments in the company's securities; or

                  (ii) payments under non-discretionary charitable contribution matching programs.

         (E) a director of the issuer who is, or has a Family Member who is, employed as an executive officer of another entity where at any time during the past three years any of the executive officers of the issuer serve on the compensation committee of such other entity; or

         (F) a director who is, or has a Family Member who is, a current partner of the company's outside auditor, or was a partner or employee of the company's outside auditor who worked on the company's audit at any time during any of the past three years.

         (G) in the case of an investment company, in lieu of paragraphs
(A)-(F), a director who is an "interested person" of the company as defined in
Section 2(a)(19) of the Investment Company Act of 1940, other than in his or her capacity as a member of the board of directors or any board committee.

ITEM 14. PRINCIPAL ACCOUNTAT FEES AND SERVICES

AUDIT FEES. The aggregate fees billed for professional services rendered was $9,723 and $15,500 for the audit of our annual financial statements for the fiscal years ended December 31, 2008 and 2007, respectively, and the reviews of the financial statements included in our Forms 10-Q for those fiscal years.

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

ALL OTHER FEES. Other than the services described above, there were no other services provided by our principal accountants for the fiscal years ended December 31, 2008 and 2007.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit
Number      Description
-------     --------------------------------------------------------------------
 3(i).1     Articles of Incorporation (1)
 3(i).2     Amended Articles of Incorporation (1)
3(ii).1     By-Laws of the Company (1)
   10.1     Employment Agreement with Jonathon Green
   10.2     Employment Agreement with Francisco Del
   10.3     Independent Contractor agreement with Michelle Tucker
   10.4     Lease Agreement
   10.5     Standard director agreement
   10.6     Exclusive recording agreement
     14     Code of Business Conduct and Ethics
   31.1 *   Certification of the Chief Executive Officer pursuant to Rule
            13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934,
            as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley
            Act of 2002.
   31.2 *   Certification of the Chief Financial Officer pursuant to Rule
            13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934,
            as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley
            Act of 2002.
   32.1 *   Certification of the Chief Executive Officer pursuant to Rule
            13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934,
            as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
   32.1 *   Certification of the Chief Financial Officer pursuant to Rule
            13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934,
            as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
----------
(1) Filed as an exhibit to the Registrant's Form SB-2, filed on May 14, 2007
(2) Filed as an exhibit to the Registrants Form 10Q for the period ended June 30, 2008, filed on August 14, 2008

* Filed Herewith

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             POP STARZ RECORDS, INC.

            Date: March 31, 2009                By: /s/ Michelle Tucker
                                                    -------------------
                                                    Michelle Tucker
                                                    CEO and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            By: /s/ Michelle Tucker             Date: March 31, 2009
                -------------------
                Michelle Tucker
                CEO/ Director


            By: /s/ Adam Wasserman              Date: March 31, 2009
                ------------------
                Adam Wasserman
                Chief Financial Officer


            By: /s/ Francisco A. Del            Date: March 31, 2009
                --------------------
                Francisco A. Del

                               STAN J.H. LEE, CPA
              2160 North Central Rd Suite 203 O Fort Lee O NJ 07024
                   P.O. Box 436402O San YsidroO CA 92143-9402
               619-623-7799 O Fax 619-564-3408 O stan2u@gmail.com


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


To the Shareholders and Board Members of
Pop Starz Records, Inc.

We have audited the accompanying balance sheet of Pop Starz Records, Inc. as of December 31, 2008 and the related statements of operation, changes in stockholders' equity and cash flows for the year then ended.

These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Pop Starz Records, Inc. as of December 31, 2007 were audited by other auditors whose report dated March 25, 2008 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for my opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pop Starz Records, Inc. as of December 31, 2008, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, has suffered a loss, has a net capital deficiency and has yet to generate an internal cash flow. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stan J.H. Lee, CPA
----------------------
Stan J.H. Lee, CPA
March 27, 2009
Fort Lee, New Jersey

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

/s/ Berman & Company, P.A.

Boca Raton, Florida
March 25, 2008

                             POP STARZ RECORDS, INC.
                          (A Development Stage Company)
                                 Balance Sheets

                                                      December 31,  December 31,
                                                          2008          2007
                                                      ------------  ------------
                                     ASSETS

Current Assets:
   Cash and cash equivalents ......................    $       -     $      69
   Judgement receivable ...........................            -         5,500
                                                       ---------     ---------

      Total Current Assets ........................            -         5,569

Property and Equipment, net .......................            -         2,183
                                                       ---------     ---------

      Total Assets ................................    $       -     $   7,752
                                                       =========     =========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
   Accounts payable ...............................    $       -     $  11,392
   Accrued compensation ...........................            -        14,548
   Accrued compensation-related party .............        3,450             -
   Due to related parties .........................        1,614       138,362
                                                       ---------     ---------

      Total Liabilities ...........................        5,064       164,302
                                                       ---------     ---------

Commitments: ......................................            -             -

Stockholders' Deficit:
   Common stock, $.01 par value 100,000,000 shares
     authorized 14,154,243 and 10,378,024 shares
     issued and outstanding .......................      141,542       103,780
   Additional paid in capital .....................      533,592       213,664
   Deficit accumulated during the development stage     (680,198)     (473,994)
                                                       ---------     ---------
      Total Stockholders' Deficit .................       (5,064)     (156,550)
                                                       ---------     ---------
      Total Liabilities and Stockholders' Deficit .    $       -     $   7,752
                                                       =========     =========

              The accompanying notes are an integral part of these
                       consolidated financials statements.

                               POP STARZ RECORDS, INC.
                            (A Development Stage Company)
                              Statements of Operations
                                                                          For the
                                                                        period from
                                                                       July 5, 2006
                                           For the Years Ended        (Inception) to
                                               December 31,            December 31,
                                           2008            2007            2008
                                       ------------    ------------   --------------
Operating expenses
   General and administrative ......   $    195,115    $    439,011    $    660,764
                                       ------------    ------------    ------------
Total operating expenses ...........        195,115         439,011         660,764

Loss from Operations ...............       (195,115)       (439,011)       (660,764)

Other Expense
Equity in losses of investment .....         (4,278)              -          (4,278)
Interest expense-related party .....         (2,785)         (8,345)        (10,456)
                                       ------------    ------------    ------------
Total other expenses ...............         (7,063)         (8,345)        (14,734)

Net loss from continuing operations        (202,178)       (447,356)       (675,498)

Discontinued operations ............        (64,878)              -         (65,791)
                                       ------------    ------------    ------------

Net Loss ...........................   $   (267,056)   $   (447,356)   $   (741,289)
                                       ============    ============    ============


Net Loss per Share-Basic and Diluted   $      (0.02)   $      (0.06)   $      (0.08)
                                       ============    ============    ============

Weighted Average Number of Shares
   Outstanding during the Period-
     Basic and Diluted .............     12,111,436       7,826,968       9,191,447
                                       ============    ============    ============

                The accompanying notes are an integral part of these
                         consolidated financials statements.

                                         F-4

                                                     POP STARZ RECORDS, INC.
                                                  (A Development Stage Company)
                                          Statement of Changes in Shareholders' Equity
                                                                                                      Deficit
                                                                                                    Accumulated
                                                                                                      in the           Total
                                                           Common                       Paid in     Development    Stockholders'
                                                           Stock          Amount        Capital        Stage          Equity
                                                        -----------    -----------    -----------   -----------    -------------
Balances, July 5, 2006 (Date of Inception) ..........     6,000,000    $    60,000    $         -   $         -    $     60,000
Common stock issued to Parent ($0.01 per share) .....        58,779            588              -             -             588
Common stock issued for acquisition ($0.01 per share)        30,000            300              -             -             300
Net loss for the period ended December 31, 2006 .....             -              -              -       (26,638)        (26,638)
                                                        -----------    -----------    -----------   -----------    ------------
Balance December 31, 2006 ...........................     6,088,779         60,888              -       (26,638)         34,250
Common stock issued for debt and accrued interest -
  related parties ($0.10 per share) .................     1,883,339         18,833        169,501             -         188,334
Common stock issued for accrued compensation -
  related parties ($0.01 and $0.10 per share) .......     1,970,000         19,700         15,300             -          35,000
Common stock issued for accrued rent - related party
  ($0.10 per share) .................................       150,000          1,500         13,500             -          15,000
Common stock issued for services ($0.01 and $0.10 per
  share) ............................................        67,806            678            234             -             912
Common stock issued for services - related parties
  ($0.01 and $0.10 per share) .......................       218,100          2,181         15,129             -          17,310
Net loss for the year ended December 31, 2007 .......             -              -              -      (447,356)       (447,356)
                                                        -----------    -----------    -----------   -----------    ------------
Balance December 31, 2007 ...........................    10,378,024        103,780        213,664      (473,994)       (156,550)
Common stock issued for services - related parties
  ($.35 per share) ..................................        45,000            450         15,300             -          15,750
Common stock issued for services - related parties
  ($.25 per share) ..................................        60,000            600         14,400             -          15,000
Common stock cancelled - related party ..............      (200,000)        (2,000)         2,000             -               -
Common stock issued for services - related parties
  ($.15 per share) ..................................        60,000            600          8,400             -           9,000
Common stock issued for debt and services - related
  party ($.15 per share) ............................     1,357,790         13,578        190,091             -         203,669
Common stock issued for services related parties
  ($.10 per share) ..................................        30,000            300          2,700             -           3,000
Common stock issued for services  ($.05 per share) ..        25,000            250          1,000             -           1,250
Common stock issued for services - related parties
  ($.05 per share) ..................................       240,000          2,400          9,600             -          12,000
Common stock issued for expenses and debt -
  related party ($.05 per share) ....................     1,663,429         16,634         66,537             -          83,171
Common stock issued for services ($.03 per share) ...        25,000            250            500             -             750
Common stock issued for services - related party
  ($.03 per share) ..................................       220,000          2,200          4,400             -           6,600
Common stock issued for expenses and debt -
  related party ($.03 per share) ....................       250,000          2,500          5,000             -           7,500
Net Liabilities distributed in spin-off .............             -              -              -        60,852          60,852
Net Loss ............................................             -              -              -      (267,056)       (267,056)
                                                        -----------    -----------    -----------   -----------    ------------
Balance December 31, 2008 ...........................    14,154,243    $   141,542    $   533,592   $  (680,198)   $     (5,064)
                                                        ===========    ===========    ===========   ===========    ============

                    The accompanying notes are an integral part of these consolidated financials statements.

                                                               F-5

                                                   POP STARZ RECORDS, INC.
                                                (A Development Stage Company)
                                                   Statements of Cash Flows
                                                                                                            For the Period
                                                                                                             July 5, 2006
                                                                                 For the Years Ended      (Date of Inception)
                                                                                     December 31,           to December 31,
                                                                                  2008          2007             2008
                                                                               ---------     ---------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss ..................................................................    $(267,056)    $(447,356)       $(741,289)
Adjustments to reconcile net loss to net cash used in operating activities:
  Amortization ............................................................            -         5,294            5,294
  Depreciation ............................................................          420           336              756
  Impairment loss .........................................................            -         5,294            5,294
  Stock issued for services ...............................................        2,000           912            2,912
  Stock issued for services-related parties ...............................      132,356        17,310          149,966
  Amortization of stock issued for prepaid expenses .......................          100             -              100
  Rent expense paid through issuance of common stock ......................       22,500             -           37,500
  Equity in loss of investment in affiliate ...............................        4,278             -            4,278
  Loss on disposal of fixed assets ........................................        1,763             -            1,763
Changes in Operating Assets and Liabilities
  Judgement receivable ....................................................        5,500        (5,500)               -
  Prepaid expenses ........................................................            -       136,000                -
  Accounts payable ........................................................      (11,392)       11,392                -
  Accrued expenses ........................................................            -         4,250                -
  Accrued compensation-related parties ....................................      (11,098)       31,548                -
  Accrued interest-related party ..........................................            -         8,345                -
                                                                               ---------     ---------        ---------
       Net Cash Used in Operating Activities ..............................     (120,629)     (232,175)        (533,426)
                                                                               ---------     ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment ...................................................            -        (2,519)          (2,519)
  Investment in subsidiaries ..............................................      (50,239)            -          (50,239)
  Cash paid for acquisition of intangible asset ...........................            -             -          (10,000)
                                                                               ---------     ---------        ---------
       Net Cash Used in Investing Activities ..............................      (50,239)       (2,519)         (62,758)
                                                                               ---------     ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from related party advances ....................................       67,177        31,228          272,439
  Repayments of related party advances ....................................       (6,030)       (1,986)          (8,016)
  Proceeds from notes payable-related party ...............................            -        72,077          162,109
  Proceeds from convertible notes payable - related party .................       45,300             -           45,300
  Proceeds from sale of common stock-related party ........................        4,700             -           64,700
  Net Liabilities distributed in spin off .................................       59,652             -           59,652
                                                                               ---------     ---------        ---------
       Net Cash Provided by Financing Activities ..........................      170,799       101,319          596,184
                                                                               ---------     ---------        ---------
Net Increase (Decrease) in Cash and Cash Equivalents ......................          (69)     (133,375)               -
                                                                               ---------     ---------        ---------
Cash at Beginning of Period ...............................................           69       133,444                -
                                                                               ---------     ---------        ---------
Cash at End of Period .....................................................    $       -     $      69        $       -
                                                                               =========     =========        =========
Supplementary Cash Flow Information:
  Cash paid for income taxes ..............................................    $       -     $       -        $       -
                                                                               =========     =========        =========
  Cash paid for interest ..................................................    $   2,111     $       -        $   2,111
                                                                               =========     =========        =========
Non Cash Investing and Financing Activities
  Common stock issued in connection with acquisition of intangible asset ..    $       -     $       -        $     588
                                                                               =========     =========        =========
  Common stock issued for accrued expenses - related party ................    $       -     $  15,000        $  15,000
                                                                               =========     =========        =========
  Common stock issued for debt and accrued compensation - related party ...    $       -     $  35,000        $  35,000
                                                                               =========     =========        =========
  Common stock issued for debt and accrued interest - related party .......    $ 223,333     $ 188,334        $ 411,667
                                                                               =========     =========        =========

                   The accompanying notes are an integral part of these consolidated financials statements.

                                                             F-6

                             POP STARZ RECORDS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements

NOTE 1 NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------

Pop Starz Records, Inc. (the "Company") is a Florida corporation incorporated on July 5, 2006. The Company's business purpose is to develop, produce, license, acquire and distribute recorded music, primarily in the Hip Hop and Pop genres.

Through June 29, 2007, the Company was a wholly owned subsidiary of Pop Starz, Inc., also a Florida corporation. Effective June 29, 2007, Pop Starz, Inc. distributed 4,905,200 shares of common stock (61.5%) of the Company to all Pop Starz, Inc. common shareholders and those entitled to dividends as if a common shareholder on the basis of one registered share for every ten (10) shares of Pop Starz, Inc. beneficially owned on the Record Date, June 29, 2007.

In April 25, 2007 we formed a subsidiary, Pop Starz Publishing Corp. a Florida corporation. On June 24, 2008, we changed the name of the subsidiary to Apollo Entertainment Group, Inc. ("Apollo"). On June 24, 2008, Apollo formed a subsidiary Alpha Music Mfg Corp. ("Alpha") a Florida corporation. The principal business purpose of Alpha is to offer the services of Audio CD/CD Rom duplication and replication, audio cassette duplication, DVD duplication, and vinyl record pressing.

On October 3, 2008, the Company distributed 4,553,081 shares of its subsidiary Apollo through a stock dividend at the rate of one registered share of Apollo for each three shares of Pop Starz Records, Inc. beneficially owned on the Record Date of October 3, 2008.

As a result of the spin off these financial statements are presented to represent the discontinuation of the Company's then subsidiary Apollo.

DISCONTINUED OPERATIONS

Due to the aforementioned spin-off of our subsidiaries Apollo and its subsidiary Alpha, we have classified revenues and expenses of the former subsidiaries as discontinued operations. The assets and liabilities distributed in the spin-off are as follows:

Cash .....................................    $ 20,395
Accounts receivable ......................      13,353
Prepaid expenses .........................       1,100
Inventory ................................      10,400
Equipment ................................       6,650
                                              --------
      Total assets distribtued ...........    $ 51,898
                                              ========

Accounts payable .........................    $ 22,622
Accrued wages ............................      20,087
Convertible note payable-realted party ...      45,300
Accrued liabilities-related party ........      23,541
                                              --------
      Total liabilities distributed ......    $111,550
                                              ========

                             POP STARZ RECORDS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements

Included in discontinued operations for the year ended December 31, 2008 are revenues of $30,700. Net loss included in discontinued operations for the year ended December 31, 2008 is $64,878.

DEVELOPMENT STAGE

The Company's financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include related party debt and equity-based financing, acquisition and creation of intellectual properties and certain research and development activities to improve current technological concepts. There have been no revenues generated from sales..

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

Significant estimates in 2008 and 2007 include stock issued for services, stock issued to convert outstanding debt, estimated useful life of equipment, and a 100% valuation allowance for deferred taxes due to the Company's continuing and expected future losses.

CASH

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. At December 31, 2008 and 2007, respectively, the Company had no cash equivalents.

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

                             POP STARZ RECORDS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements

NET LOSS PER SHARE

Basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Dilutive securities are not included in the weighted average number of shares when inclusion would increase the income per share or decrease the loss per share. At December 31, 2008 and 2007, respectively, the Company did not have any outstanding common stock equivalents.

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

STOCK-BASED COMPENSATION

Stock based compensation is accounted for under SFAS No. 123R, "Share-Based Payment." SFAS No. 123R requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively the vesting period). SFAS No. 123R also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. The Company accounts for non-employee share-based awards in accordance with EITF No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquisition, or in Conjunction with Selling, Goods or Services."

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

INVESTMENTS ACCOUNTED FOR BY THE EQUITY METHOD

Equity investments in which we exercise significant influence but do not control and are not the primary beneficiary, are accounted for using the equity method of accounting. Investments in which we do not exercise significant influence are accounted for using the cost method of accounting.

                             POP STARZ RECORDS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements

RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 2007, the FASB issued SFAS 141R, "Business Combinations" ("SFAS 141R"), which replaces FASB SFAS 141, "Business Combinations". This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition. SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date. This compares to the cost allocation method previously required by SFAS No. 141. SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met. Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date. This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008. Early adoption of this standard is not permitted and the standards are to be applied prospectively only. Upon adoption of this standard, there would be no impact to the Company's results of operations and financial condition for acquisitions previously completed. The adoption of SFAS No. 141R could have a material effect on the Company's financial position, results of operations or cash flows in the event of any future acquisition.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

                             POP STARZ RECORDS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements

NOTE 2 GOING CONCERN
--------------------

As reflected in the accompanying financial statements, the Company has a net loss of $267,056, net cash used in operations of $120,629 for the year ended December 31, 2008, a working capital deficit of $5,064, a deficit accumulated during the development stage of $680,198 and a stockholders' deficit of $5,064 at December 31, 2008.

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

NOTE 3 EQUIPMENT

At December 31, 2008 and 2007, property and equipment consist of the following:

                                      Useful
                                       Life     2008     2007
                                     -------    ----    ------

Sound equipment .................    5 Years    $  -    $2,519
Less: accumulated depreciation ..                  -     (336)
                                                ----    ------
                                                $  -    $2,183
                                                ====    ======

For the years ended December 31, 2008 and 2007 and for the period from July 6, 2006 (inception) to December 31, 2008, depreciation expense was $420, $336 and $756, respectively.

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

The purchase price for these assets was $10,588, of which $10,000 was paid in cash at closing, and the issuance of 58,779 shares of the Company's common stock having a fair value of $588 ($0.01/share), based upon the recent cash-offering price at that time. For the year ended December 31, 2007 and for the period from July 5, 2006 (inception) to December 31, 2008, amortization of intangible assets amounted to $5,294 and $5,294, respectively.

On December 31, 2007, the Company reviewed the carrying value of its intangible assets for impairment. Since it was determined that no future benefit could be derived from its use, the Company recorded an impairment loss of $5,294.

                             POP STARZ RECORDS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements

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

In 2007, the Company issued 1,883,339 shares of common stock, having a fair value of $188,334 ($0.10/share), based upon the fair value of stock issued to third parties for services rendered. The conversion included principal totaling $179,989 and related accrued interest $8,345. There was no gain or loss recorded on these debt conversions.

During 2008, the Company, through its then subsidiary Apollo, entered into a convertible note payable with an affiliate of the Company's Chief Executive Officer, The Tucker Family Spendthrift Trust, in the amount of $45,300. As a result of the distribution of Apollo, the convertible note payable was assumed by the subsidiary. Additionally, on June 25, 2008, the Company entered into a note payable in the amount of $4,700 with the affiliate. The note payable was repaid through the issuance of 94,000 shares of common stock on September 17, 2008.

(B) LOANS PAYABLE - RELATED PARTIES

During 2008 and 2007, the Company received $69,915 and $31,228, respectively, from the Chief Executive Officer and affiliates of the Company's Chief Executive Officer. The loans were non-interest bearing, unsecured and due on demand. During 2008 and 2007, the Company repaid $6,020 and $1,986, respectively in cash. In 2008 the Company also issued 929,029 shares of common stock, having a fair value of $63,471 based on the quoted market price on the dates of conversion of $.05 and $.03 per share. as repayment towards the advances made to the Company.

These related party notes and loans have represented a 100% concentration of debt financing since inception.

                             POP STARZ RECORDS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements

(C) ACCRUED COMPENSATION - RELATED PARTIES

The Company has an employment agreement with Michelle Tucker the President of the Company. Per the terms of her employment agreement, she is to receive compensation in the amount of $3,000 per month for her service as President of the Corporation. Additionally, she is to receive 5,000 shares per month for serving as a Director of the Company.

During 2008, the Company issued 555,000 shares of common stock to Michelle Tucker as repayment for her compensation and director's fees through November 2008. At December 31, 2008, there is $3,000 in accrued compensation reflected on the balance sheet. The aforementioned shares were issued at a range of $.03 to $.35, based on the current trading price on the date of the shares were due to be issued.

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

(D) ACCRUED RENT - RELATED PARTY

The Company has a month to month lease agreement with a related party. The lease commenced in January 2007. Through April 2008, monthly rent expense associated with the lease was $3,000 per month. Effective May 1, 2008, the monthly rent was reduced to $1,500 per month. Rent expense for the years ended December 31, 2008 and 2007 was $24,000 and $36,000, respectively.

During the years ended December 31, 2008 and 2007, the Company issued 480,000 and 150,000 shares of common stock as repayment for the accrued rent expense. The shares issued during the year ended December 31, 2008 were issued at $.05 and $.03 per share based on the then current trading price on the dates of issuance. The shares issued during 2007 were valued at $.10 per share based upon the based upon the fair value of stock issued to third parties for services rendered during that period.

NOTE 6 STOCKHOLDERS' DEFICIT

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

                             POP STARZ RECORDS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements

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

(C) COMMON STOCK ISSUANCES FOR THE YEAR ENDED DECEMBER 31, 2008

During January 2008, the Company issued 45,000 shares of common stock to officers and directors for services rendered, having a fair value of $15,750 ($0.35/share), based upon the quoted closing trading price.

During February 2008, the Company issued 45,000 shares of common stock to officers and directors for services rendered, having a fair value of $6,750($0.15/share), based upon the quoted closing trading price.

During February 2008, the Company issued 1,357,790 shares of common stock, having a fair value of $203,669 ($0.15/share), based upon the quoted closing trading price. The stock was issued to Pop Starz, Inc. in connection with the conversion of non-interest bearing debt for $135,779. The additional $67,890 was recorded as compensation.

During May 2008, the Company issued 45,000 shares of common stock to officers and directors for services rendered, having a fair value of $5,250($0.15 and $.10 per share), based upon the quoted closing trading price at the time the services were rendered.

During September and October 2008, the Company issued 50,000 shares of common stock for services. The shares were valued at $2,000 based on the trading price at the time the services were provided.

During September 2008, the Company issued 60,000 shares of common stock to officers and directors for services rendered, having a fair value of $15,000($0.25/share), based upon the quoted closing trading price at the time the services were rendered.

                             POP STARZ RECORDS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements

During September 2008, the Company issued 1,903,429 shares of common stock as repayment of accrued salaries, related party advances and note payable, having a fair value of $95,171, based upon the quoted trading price at the time of the conversion.

During October, 2008, the Company issued 220,000 shares of common stock to officers and directors for services rendered having a fair value of $6,600 ($.03 per share), based on the quoted closing trading price at the time the services were rendered.

In December 2008, the Company issued 250,000 shares of common stock to an affiliate for repayment of advances and accrued expenses having a fair value of $7,500, based on the quoted closing trading price at the time of the conversion.

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

The Company has net operating loss carryforwards at December 31, 2008 and 2007 for tax purposes totaling $739,992 and $436,715, expiring through the year 2028. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). Temporary differences, which give rise to a net deferred tax asset, are as follows:

Significant deferred tax assets at December 31, 2008 and 2007 are as follows:

                                         December 31,
                                      2008         2007
                                   ---------    ---------
Net operating loss carryforwards   $ 261,000    $ 160,012
Accrued salary .................           -        5,043
                                   ---------    ---------
                                     261,001      165,055
Less: valuation allowance ......    (261,001)    (165,055)
                                   ---------    ---------
                                   $       -    $       -
                                   =========    =========

                             POP STARZ RECORDS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements

The valuation allowance at December 31, 2008 was $261,001. The net change in valuation allowance during the year ended December 31, 2008, was an increase of $95,946. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2008.

The actual tax benefit differs from the expected tax benefit for the periods ended December 31, 2008 and 2007 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes and 4% for state income taxes, a blended rate of 36.64%) as follows:

                                              2007         2008
                                           ---------    ---------

Expected tax expense (benefit) - Federal   ($146,017)   $ (95,946)
Expected tax expense (benefit) - State .     (17,894)           -
Non-deductible stock compensation ......       6,676            -
Impairment loss ........................       1,940            -
Change in valuation allowance ..........     155,295       95,946
                                           ---------    ---------
Actual tax expense (benefit) ...........   $       -    $       -
                                           =========    =========

The net operating loss carry forwards begin to expire in 2026 for both federal and state purposes.

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

                             POP STARZ RECORDS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements

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

In January 2008, the Company entered into an employment and director agreement with Michelle Tucker. The agreements provide for compensation for her services as President of $3,000 per month. Additionally, she is to receive 5,000 shares per month for her service as a member of the board of directors. If the Director serves as a Chairman of any committee, she is to receive an additional 2,500 shares per month, and if she serves on any committee, she is to receive an additional 1,250 shares per month. For the year ended December 31, 2008, the Director did not serve as Chairman or on any committees.

(B) LITIGATION

Morgan Nicole Hayes and Janice Tierney vs. Pop Starz Records, Inc. a Florida Corporation - Case No, 07014786, Broward County, Florida

In connection with an exclusive agreement entered into by Morgan Hayes, Janice Tierney and the Company, Morgan Hayes filed a civil action against the Company in June 2007 seeking declaratory relief under Florida Statute, and to void the contract due to Morgan Hayes being a minor. This case was resolved and the Company received $5,500 in January 2008.

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

NOTE 9 INVESTMENTS
------------------

The Company has an investment in the common stock of Beta Music Group, Inc. At December 31, 2008, the Company held 1,769,281 shares of the common stock of Beta Music Group, Inc., valued at $4,277 which represents a 26% interest in Beta, therefore, the Company has determined that accounting for the investment under the equity method is appropriate. During the year ended December 31, 2008, the Company has recorded a loss in the equity of Beta Music Group, Inc. equal to the carrying value of the investment, as the Company's proportionate share of the losses in Beta exceed the carrying value.

                             POP STARZ RECORDS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements

NOTE 10 SUBSEQUENT EVENTS
-------------------------

From January 1, 2009 through March 10, 2009 an affiliate of the Company has advanced funds totaling $8,692 to the Company. On March 10, 2009, the Company issued 880,619 as repayment of the advances accrued at December 31, 2008 and those subsequently made to the Company.

In January 2009, the Beta shares were distributed by the Company, as a dividend to its shareholders of record December 8th 2008 who were entitled to such dividend, on the basis of one (1) registered share for every eight (8) shares of Pop Starz, Records, Inc. beneficially owned as of the record date, which is the close of business (local time) on December 8, 2008 (the "Record Date").

Also on March 10, 2009, the Company issued 940,000 shares of common stock to its officers and directors as consideration for services rendered through March 2009 and as partial repayment of amounts due as of December 31, 2008. The Company issued 50,000 shares of common stock to an individual for services rendered subsequent to year end. Additionally, the Company issued 600,000 shares of common stock to an affiliate as repayment for rent accrued at December 31, 2008 and for rent expense through March 2009. The aforementioned shares were issued at $.01 per share which represented the quoted closing market price on the date of issuance and at the time the services were rendered.