Form 10-Q
period 2009-03-31
Pop Starz Records, Inc.
filed 2009-04-30
CIK 1398488

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended: MARCH 31, 2009

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated file" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer |_|                        Accelerated filer |_|
Non-accelerated filer |_|                          Smaller reporting company |_|
(Do not check if a smaller reporting  company)

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). |X| Yes |_| No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 20, 2009 the Company had authorized 100,000,000 shares of $.01 par value common stock of which 16,704,862 shares of common stock were issued and outstanding.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     POP STARZ RECORDS, INC AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                       March 31,    December 31,
                                                          2009          2008
                                                       ---------    ------------

                                     ASSETS

Current Assets:
   Cash and cash equivalents ......................    $   2,500    $         -
                                                       ---------    -----------

      Total Assets ................................    $   2,500    $         -
                                                       =========    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
   Accounts payable ...............................    $   2,589    $         -
   Accrued compensation-related party .............        2,120          3,450
   Due to related parties .........................            -          1,614
                                                       ---------    -----------

      Total Liabilities ...........................        4,709          5,064
                                                       ---------    -----------

Commitments: ......................................            -              -

Stockholders' Deficit:
   Common stock, $.01 par value 100,000,000 shares
      authorized 16,704,862 and 14,154,243 shares
      issued and outstanding ......................      167,048        141,542
   Additional paid in capital .....................      534,892        533,592
   Deficit accumulated during the development stage     (704,149)      (680,198)
                                                       ---------    -----------
      Total Stockholders' Deficit .................       (2,209)        (5,064)
                                                       ---------    -----------
      Total Liabilities and Stockholders' Deficit .    $   2,500    $         -
                                                       =========    ===========

    See Accompanying Notes to the Unaudited Consolidated Financial Statements

                          POP STARZ RECORDS, INC AND SUBSIDIARIES
                               (A DEVELOPMENT STAGE COMPANY)
                                 STATEMENTS OF OPERATIONS
                                                                       For the period from
                                                                           July 5, 2006
                                        For the Three Months Ended         (Inception)
                                                 March 31,                to March 31,
                                           2009            2008               2009
                                       ------------    ------------    -------------------
Operating expenses
   General and administrative ......   $     23,951    $    114,644       $    684,715
                                       ------------    ------------       ------------
Total operating expenses ...........         23,951         114,644            684,715

Loss from Operations ...............        (23,951)       (114,644)          (684,715)

Other Expense
Equity in losses of investment .....              -               -             (4,278)
Interest expense-related party .....              -               -            (10,456)
                                       ------------    ------------       ------------
Total other expenses ...............              -               -            (14,734)

Net loss from continuing operations         (23,951)       (114,644)          (699,449)

Discontinued operations ............              -               -             (4,700)
                                       ------------    ------------       ------------

Net Loss ...........................   $    (23,951)   $   (114,644)      $   (704,149)
                                       ============    ============       ============

Net Loss per Share-Basic and Diluted   $      (0.00)   $      (0.01)      $      (0.07)
                                       ============    ============       ============

Weighted Average Number of Shares
   Outstanding during the Period-
     Basic and Diluted .............     14,734,276      10,813,040          9,690,302
                                       ============    ============       ============

    See Accompanying Notes to the Unaudited Consolidated Financial Statements

                                        3

                                         POP STARZ RECORDS, INC AND SUBSIDIARIES
                                              (A DEVELOPMENT STAGE COMPANY)
                                                 STATEMENTS OF CASH FLOWS
                                                                                                        For the Period
                                                                             For the Three Months        July 5, 2006
                                                                                    Ended             (Date of Inception)
                                                                                   March 31,             to March 31,
                                                                               2009         2008             2009
                                                                            ---------    ---------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss ................................................................   $ (23,951)   $(114,644)        $(704,149)
Adjustments to reconcile net loss to net cash
 used in operating activities:
   Amortization .........................................................           -            -             5,294
   Depreciation .........................................................           -          126               756
   Impairment loss ......................................................           -            -             5,294
   Stock issued for services ............................................         500            -             3,412
   Stock issued for services-related parties ............................       8,050       85,057           158,016
   Bad debt expense-related party .......................................           -        4,580                 -
   Accrued rent and rent expense paid through issuance of common stock ..       6,000            -            43,500
   Equity in loss of investment in affiliate ............................           -            -             4,278
   Loss on disposal of fixed assets .....................................           -            -             1,763
 Changes in Operating Assets and Liabilities
   Judgement receivable .................................................           -        5,500                 -
   Accounts payable .....................................................       2,589        2,003             2,589
   Accrued compensation-related parties .................................           -         (786)                -
                                                                            ---------    ---------         ---------
       Net Cash Used in Operating Activities ............................      (6,812)     (18,164)         (479,247)
                                                                            ---------    ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of equipment ...............................................           -            -            (2,519)
    Investment in subsidiaries ..........................................           -            -           (51,579)
    Cash paid for acquisition of intangible asset .......................           -            -           (10,000)
                                                                            ---------    ---------         ---------
       Net Cash Used in Investing Activities ............................           -            -           (64,098)
                                                                            ---------    ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from related party advances ................................       9,312       30,560           281,752
    Repayments of related party advances ................................           -       (5,020)           (8,016)
    Proceeds from notes payable-related party ...........................           -            -           162,109
    Proceeds from convertible notes payable-related party ...............           -            -            45,300
    Proceeds from sale of common stock-related party ....................           -            -            64,700
                                                                            ---------    ---------         ---------
       Net Cash Provided by Financing Activities ........................       9,312       25,540           545,845
                                                                            ---------    ---------         ---------
Net Increase (Decrease) in Cash and Cash Equivalents ....................       2,500        7,376             2,500
                                                                            ---------    ---------         ---------
Cash at Beginning of Period .............................................           -           69                 -
                                                                            ---------    ---------         ---------
Cash at End of Period ...................................................   $   2,500    $   7,445         $   2,500
                                                                            =========    =========         =========
Supplementary Cash Flow Information:
Cash paid for income taxes ..............................................   $       -    $       -         $       -
                                                                            =========    =========         =========
Cash paid for interest ..................................................   $       -    $       -         $   2,111
                                                                            =========    =========         =========
Non Cash Investing and Financing Activities
   Common stock issued in connection with acquisition of intangible asset   $       -    $       -         $     588
                                                                            =========    =========         =========
   Common stock issued for prepaid expense related party ................   $       -    $   6,000
                                                                            =========    =========         =========
   Common stock issued for accrued expenses - related party .............   $  16,000    $       -         $  31,000
                                                                            =========    =========         =========
   Common stock issued for debt and accrued compensation - related party    $  21,806    $       -         $  56,806
                                                                            =========    =========         =========
   Common stock issued for debt and accrued interest - related party ....   $       -    $ 137,362         $ 411,667
                                                                            =========    =========         =========

                        See Accompanying Notes to the Unaudited Consolidated Financial Statements

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

The unaudited interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management's Discussion and Analysis, for the year ended December 31, 2008. The interim results for the period ended March 31, 2009 are not necessarily indicative of the results for the full fiscal year.

NOTE 2 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Pop Starz Records, Inc. (the "Company") is a Florida corporation incorporated on July 5, 2006. The Company's original business purpose was to develop, produce, license, acquire and distribute recorded music, primarily in the popular Hip Hop and Pop genres through its subsidiaries.

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

In April 25, 2007 we formed a subsidiary, Pop Starz Publishing Corp. a Florida corporation. On June 24, 2008, we changed the name of the subsidiary to Apollo Entertainment Group, Inc. ("Apollo').

On June 24, 2008, Apollo formed a subsidiary Alpha Music Mfg Corp. ("Alpha") a Florida corporation.

Apollo's, through its subsidiary Alpha, primary business objective consists of offering the services of Audio CD/CD ROM duplication and replication, Audio Cassette duplication, DVD duplication and Vinyl record pressing. It is Apollo's intent to additionally offer the services of physical and digital distribution.

In September, 2008, the Company announced its intention to spin off its subsidiary Apollo through a stock dividend at the rate of one share of Apollo for each share three shares of Pop Starz Records, Inc. The spin-off was effective on October 3, 2008.

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

In December, 2008, the Company announced its intention to distribute its shares in Beta Music Group, Inc. ("Beta") through a stock dividend at the rate of one share of Beta for each eight shares of Pop Starz Records, Inc. The distribution was effective January 14th 2009.

As a result of the spin-off and distribution, we have no operations or significant assets, and are currently a shell corporation.

DEVELOPMENT STAGE

The Company's financial statements are presented as those of development stage enterprise. Activities during the development stage primarily include related party debt and equity-based financing, acquisition and creation of intellectual properties and certain research and development activities to improve current technological concepts. There have been no revenues generated from sales.

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

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. At March 31, 2009, the Company had cash and cash equivalents of $2,500.

EARNINGS PER SHARE

Basic earnings/(loss) per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted earnings/(loss) per share is computed by dividing net income/(loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted earnings/(loss) per common share is not presented because it is anti-dilutive. For the three months ended March 31, 2009 and 2008, and for the period from July 5, 2006 (inception) to March 31, 2009, respectively, the Company did not have any outstanding dilutive securities.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", which clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. It also defines fair value and established a hierarchy that prioritizes the information used to develop assumptions. In February 2008, the FASB issued Financial Staff Positions ("FSP") SFAS 157-2, Effective Date of FASB Statement No. 157 ("FSP 157-2"), which delays the effective date of SFAS No. 157, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. FSP 157-2 was effective for us beginning January 1, 2009. The adoption of those provisions of SFAS 157, for which effectiveness was delayed by FSP 157-2, did not have a material impact on our consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51" (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent's ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent's ownership interest while the

                     POP STARZ RECORDS, INC AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of SFAS No. 160 has not had a material impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS 141R, "Business Combinations" ("SFAS 141R"), which replaces FASB SFAS 141, "Business Combinations". This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition. SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date. This compares to the cost allocation method previously required by SFAS No. 141. SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met. Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date. This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008. Early adoption of this standard is not permitted and the standards are to be applied prospectively only. Upon adoption of this standard, there was no impact on the Company's results of operations and financial condition for acquisitions previously completed. The adoption of SFAS No. 141R is not currently expected to have a material effect on its financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161 "Disclosures about Derivative Instruments and Hedging Activities--An Amendment of FASB Statement No. 133." ("SFAS 161"). SFAS 161 establishes the disclosure requirements for derivative instruments and for hedging activities with the intent to provide financial statement users with an enhanced understanding of the entity's use of derivative instruments, the accounting of derivative instruments and related hedged items under Statement 133 and its related interpretations, and the effects of these instruments on the entity's financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of SFAS 161 has not had a material impact on our financial position, results of operations or cash flows.

NOTE 2 - GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $23,951 and net cash used in operations of $6,812 for the three months ended March 31, 2009; and a working capital deficit of $2,209, a deficit accumulated during the development stage of $704,149 and a stockholders' deficit of $2,209 at March 31, 2009. In addition, the Company is in the development stage and has not yet generated significant revenues. The ability of the Company to continue as a going concern is dependent on Management's plans, which include potential asset acquisitions, mergers or business combinations with other

                     POP STARZ RECORDS, INC AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

entities, further implementation of its business plan and continuing to raise funds through debt or equity raises. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - STOCKHOLDERS' EQUITY (DEFICIT)

At March 31, 2009, the authorized capital of the company consists of 100,000,000 shares of common stock with a par value of $.01. At March 31, 2009, there are 16,704,862 shares issued and outstanding.

On July 5, 2006, the Company issued 6,000,000 shares of common stock to Pop Starz, Inc. for $60,000.

On December 31, 2006, the Company issued 30,000 shares of common stock, having a fair value of $300, based upon the recent cash-offering price at that time. The shares were issued for director's fees.

During 2007, the Company issued 1,883,339 shares of common stock, having a fair value of $188,334, based upon the fair value of stock issued to third parties for services rendered as repayment of loans and advances from related parties. The Company also issued 150,000 shares having a fair value of $15,000 for accrued rent expense to a related-party.

During 2007, the Company issued 1,970,000 shares of common stock, having a fair value of $35,000, to the Chief Executive Officer for accrued compensation.

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

In March 2009, the Company issued 930,619 shares of common stock to a related party for repayment of advances made to the Company in the amount of $9,312. The Company also issued 600,000 shares of common stock to a related party for accrued rent and rent expense.

In March 2009 the Company issued 50,000 shares of common stock for professional services.

During March 2009, the Company issued 970,000 shares of common stock to officers and directors for services rendered. The shares were valued based on the closing trading price on the date the shares were earned, and ranged between $.01 and $.03.

NOTE 4 - SUBSEQUENT EVENTS

During April 2009, a related party advanced the Company approximately $900.

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

Overview and history

Pop Starz Records, Inc. (the "Company", "PSR", "we", or "our") was incorporated on July 5, 2006, under the laws of the State of Florida. We were then a wholly owned subsidiary of Pop Starz, Inc., also a Florida corporation. Until June 29, 2007 we were a majority-owned subsidiary of Pop Starz, Inc. On June 29, 2007, Pop Starz, Inc. distributed 4,905,200 shares of common stock (61.5%) of the Company to all Pop Starz, Inc. common shareholders and those entitled to dividends as if a common shareholder on the basis of one registered share for every ten (10) shares of Pop Starz, Inc. beneficially owned on the Record Date, June 29, 2007.

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

In April 25, 2007 we formed a subsidiary, Pop Starz Publishing Corp. a Florida corporation. On June 24, 2008, we changed the name of the subsidiary to Apollo Entertainment Group, Inc. ("Apollo"). On June 24, 2008, Apollo formed a subsidiary Alpha Music Mfg Corp. ("Alpha") a Florida corporation. On October 3, 2008, the Company distributed 4,553,081 (76%) of the Company's common stock to all Pop Starz Inc, common shareholders and those entitled to dividends as if a common stock shareholder on the basis of one registered share for every three
(3) shares of Pop Starz, Inc. beneficially owned on the Record Date, September 30, 2008.

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

                     POP STARZ RECORDS, INC AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2008 AND 2007

We did not generate any revenues from continuing operations during the three months ended March 31, 2009 or 2008.

During the three months ended March 31, 2009 we incurred general and administrative expenses totaling $23,951, as compared to $114,644 for the same period in the prior year. The decrease in the current year was due primarily to a decrease in compensation and other operating expenses.

Liquidity and Capital Resources

We have nominal assets. At of March 31, 2009 we had cash of $2,500. At December 31, 2008 we did not have any assets. The increase in our cash holdings was attributable to an advance from a related party to pay expenses incurred in relation to the filing of the Form 10K in March 2009.

Our operations to date have been funded by loans and capital contributions made by our affiliates. Loans provided to the Company prior to the quarter March 31, 2009 have been converted into equity.

Our total current liabilities at March 31, 2009 were $4,709 as compared to $5,064 at December 31, 2008. We have relied on related parties to provide working capital to cover professional fees, rent and compensation. We have a working capital deficit of $2,209. Unless we secure additional financing, of which there can be no assurance, or begin to generate revenues in excess of expenses, we may not be able to meet our obligations as they become due.

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

                     POP STARZ RECORDS, INC AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

During the three months ended March 31, 2009, we used cash in operating activities of $6,812 as compared to $18,164 for the three months ended March 31, 2008. During the 2009 period, we used cash to fund our net loss of $23,951 offset by non-cash items such as stock compensation of $10,500, and an increase in accounts payable of $2,589 and other changes in operating assets and liabilities.

During the three months ended March 31, 2009, we received net cash from financing activities of $9,312 as compared to $25,540 for the three months ended March 31, 2008.

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

There are several accounting policies that we believe are significant to the presentation of our financial statements and require management's most difficult, complex or subjective judgments about matters that are inherently uncertain. We believe our most critical accounting policies include (i) use of estimates, which is described more fully above and (ii) the carrying values of goodwill and other long-lived assets. Our significant accounting policies and critical accounting estimates are disclosed more fully in our Annual Report on Form 10-K for the year ended December 31, 2008. We do not believe there have been significant changes to our critical accounting policies and estimates subsequent to December 31, 2008.

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

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 as amended (the "Exchange Act"), as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's management evaluated, with the participation of the Company's principal executive and financial officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on her evaluation of these disclosure controls and procedures, the Company's chairman of the board, chief executive and financial officer has concluded that the disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                     POP STARZ RECORDS, INC AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. SALE OF UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During March 2009, we issued 2,500,619 shares of common stock to officers, directors and an affiliate for services and repayment of advances and accrued rent. The shares had a fair value of $26,306 based on the quoted closing trading price. Additionally, we issued 50,000 shares having a fair value of $500 for professional services rendered

In October 2008 we issued 220,000 shares of common stock to officers and directors for services rendered and to be rendered in November 2008, having a fair value of $6,600. We issued 250,000 shares of common stock to the Tucker Family Spendthrift Trust as repayment for outstanding advances made to the Company in the amount of $7,500. We also issued 25,000 shares to a vendor for services provided. The shares were valued at $.03 based on the quoted closing trading price on the date of grant.

During September 2008, we issued 60,000 shares of common stock to officers and directors for services rendered, having a fair value of $10,500.

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

During May 2008, we issued 30,000 shares of common stock to officers and directors for services rendered, having a fair value of $7,500.

During March 2008, we issued 15,000 shares of common stock to officers and directors for services rendered, having a fair value of $2,250, based upon the quoted closing trading price.

During February 2008, we issued 45,000 shares of common stock to officers and directors for services rendered, having a fair value of $6,750, based upon the quoted closing trading price.

During February 2008, we issued 1,357,790 shares of common stock, having a fair value of $203,669, based upon the quoted closing trading price. The stock was issued to Pop Starz, Inc. in connection with the conversion of non-interest bearing debt for $137,363. The additional $66,306 was recorded as compensation.

During January 2008, we issued 27,857 shares of common stock to officers and directors for services rendered, having a fair value of $9,750, based upon the quoted closing trading price.

During the period from July 2007 - December 2007, the Company issued 168,100 shares of common stock for services provided by the Company's officers and directors, having a fair $16,810 ($0.10/share), based upon stock issued to third parties based upon the fair value of the provider's services.

                     POP STARZ RECORDS, INC AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

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

During 2007, the Company issued 1,883,339 shares of common stock, having a fair value of $188,334, based upon the fair value of stock issued to third parties for services rendered as repayment of loans and advances from related parties. The Company also issued 150,000 shares having a fair value of $15,000 for accrued rent expense to a related-party.

During 2007, the Company issued 1,970,000 shares of common stock, having a fair value of $35,000, to the Chief Executive Officer for accrued compensation.

During May 2007, the Company issued 65,200 shares of common stock for professional fees, having a fair value of $652 ($0.01/share), based upon the Company's recent cash offering price.

On July 5, 2006, the Company issued 6,000,000 shares of common stock to Pop Starz, Inc. for $60,000

On December 31, 2006, the Company issued 30,000 shares of common stock, having a fair value of $300, based upon the recent cash-offering price at that time. The shares were issued for director's fees.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None

                     POP STARZ RECORDS, INC AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

ITEM 6. EXHIBITS.

Set forth below is a list of exhibits to this quarterly report on Form 10Q.

Exhibit
Number                                 Description
-------     --------------------------------------------------------------------

3(i).1      Articles of Incorporation (1)

3(i).2      Amended Articles of Incorporation (1)

3(ii).1     By-Laws of the Company (1)

10.1        Employment Agreement with Jonathon Green (1)

10.2        Employment Agreement with Francisco Del (1)

10.3        Independent Contractor agreement with Michelle Tucker (1)

10.4        Lease Agreement (1)

10.5        Standard director agreement (1)

10.6        Exclusive recording agreement (1)

14          Code of Business Conduct and Ethics (2)

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

32.1 * Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_________

(1) Filed as an exhibit to the Registrant's Form SB-2, filed on May 14, 2007.

(2) Filed as an exhibit to the Registrants Form 10-KSB for the year ended December 31, 2007, filed on March 31, 2008.

*   Filed herewith

                     POP STARZ RECORDS, INC AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Pop Starz Records, Inc.

Date:  April 29, 2009                   By: /s/ Michelle Tucker
                                            -------------------
                                        Michelle Tucker
                                        Chief Executive Officer

Date:  April 29, 2009                   By: /s/ Adam Wasserman
                                            ------------------
                                        Adam Wasserman
                                        Chief Financial Officer and Principal
                                        Accounting Officer