Form 10-Q
period 2009-06-30
Pop Starz Records, Inc.
filed 2009-08-19
CIK 1398488

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended: JUNE 30, 2009

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

                               7359 Ballantrae Ct.
                              Boca Raton, FL 33496
                    ----------------------------------------
                    (Address of principal executive offices)

                                  818-539-6507
                                  ------------
                           (Issuer's telephone number)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

            Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceeding 12 months (or for such shorter period that the
registrant was required to submit and post such files).           |_| Yes |_| No

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated file" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer |_|                        Accelerated filer |_|
Non-accelerated filer |_|                          Smaller reporting company |X|
(Do not check if a smaller reporting company)

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). |X| Yes |_| No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 19, 2009 the Company had authorized 100,000,000 shares of $.01 par value common stock of which 16,704,862 shares of common stock were issued and outstanding.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             POP STARZ RECORDS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                       June 30,     December 31,
                                                         2009           2008
                                                      ---------     ------------
                                                     (Unaudited)     (Audited)

                      ASSETS

Current Assets:
  Cash and cash equivalents ......................    $       -      $       -
                                                      ---------      ---------

    Total Assets .................................    $       -      $       -
                                                      =========      =========

       LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable ...............................    $      17      $       -
  Accrued compensation-related party .............       11,570          3,450
  Due to related parties .........................        7,253          1,614
                                                      ---------      ---------

    Total Liabilities ............................       18,840          5,064
                                                      ---------      ---------

Commitments: .....................................            -              -

Stockholders' Deficit:
  Common stock, $.01 par value 100,000,000 shares
   authorized 16,704,862 and 14,154,243 shares
   issued and outstanding ........................      167,048        141,542
  Additional paid in capital .....................      534,892        533,592
  Deficit accumulated during the development stage     (720,780)      (680,198)
                                                      ---------      ---------
    Total Stockholders' Deficit ..................      (18,840)        (5,064)
                                                      ---------      ---------
    Total Liabilities and Stockholders' Deficit ..    $       -      $       -
                                                      =========      =========

          See Accompanying Notes to the Unaudited Financial Statements

                                              POP STARZ RECORDS, INC.
                                           (A DEVELOPMENT STAGE COMPANY)
                                         UNAUDITED STATEMENTS OF OPERATIONS
                                                                                                         For the
                                                                                                       period from
                                                                                                       July 5, 2006
                                        For the Three Months Ended       For the Six Months Ended      (Inception)
                                                 June 30,                        June 30,               to June 30,
                                           2009            2008            2009            2008            2009
                                       ------------    ------------    ------------    ------------    ------------
Operating expenses
  General and administrative .......   $     16,631    $     34,151    $     40,582    $    148,796    $    701,346
                                       ------------    ------------    ------------    ------------    ------------
Total operating expenses ...........         16,631          34,151          40,582         148,796         701,346

Loss from Operations ...............        (16,631)        (34,151)        (40,582)       (148,796)       (701,346)

Other Expense
Equity in losses of investment .....              -               -               -               -          (4,278)
Interest expense-related party .....              -          (1,181)              -          (1,181)        (10,456)
                                       ------------    ------------    ------------    ------------    ------------
Total other expenses ...............              -          (1,181)              -          (1,181)        (14,734)
                                       ------------    ------------    ------------    ------------    ------------

Net Loss ...........................   $    (16,631)   $    (35,332)   $    (40,582)   $   (149,977)   $   (716,080)
                                       ============    ============    ============    ============    ============


Net Loss per Share-Basic and Diluted   $      (0.00)   $      (0.00)   $      (0.00)   $      (0.01)   $      (0.06)
                                       ============    ============    ============    ============    ============

Weighted Average Number of Shares
  Outstanding during the Period-
    Basic and Diluted ..............     16,704,862      11,658,287      14,734,276      11,235,663      11,210,444
                                       ============    ============    ============    ============    ============

                            See Accompanying Notes to the Unaudited Financial Statements

                                                         3

                                                 POP STARZ RECORDS, INC.
                                              (A DEVELOPMENT STAGE COMPANY)
                                           UNAUDITED STATEMENTS OF CASH FLOWS
                                                                                                        For the Period
                                                                             For the Six Months          July 5, 2006
                                                                                    Ended            (Date of Inception)
                                                                                  June 30,               to June 30,
                                                                             2009          2008             2009
                                                                           ---------    ---------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss ...............................................................   $ (40,582)   $(149,977)        $(716,080)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Amortization .........................................................           -            -             5,294
  Depreciation .........................................................           -          252               756
  Impairment loss ......................................................           -            -             5,294
  Stock issued for services ............................................         500            -             3,412
  Stock issued for services-related parties ............................      10,000       98,557           159,966
  Bad debt expense-related party .......................................           -        4,580                 -
  Accrued rent and rent expense paid through issuance of common stock ..       6,000            -            43,500
  Equity in loss of investment in affiliate ............................           -            -             4,278
  Loss on disposal of fixed assets .....................................           -            -             1,763
Changes in Operating Assets and Liabilities
  Judgement receivable .................................................           -        5,500                 -
  Accounts payable .....................................................          17       (3,187)               17
  Accrued compensation-related parties .................................      11,570        3,715            11,570
  Accrued interest-related party .......................................           -        1,181                 -
                                                                           ---------    ---------         ---------
    Net Cash Used in Operating Activities ..............................     (12,495)     (39,379)         (480,230)
                                                                           ---------    ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment ................................................           -            -            (2,519)
  Investment in subsidiaries ...........................................           -            -           (56,279)
  Cash paid for acquisition of intangible asset ........................           -            -           (10,000)
                                                                           ---------    ---------         ---------
    Net Cash Used in Investing Activities ..............................           -            -           (68,798)
                                                                           ---------    ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from related party advances .................................      12,495       44,334           284,935
  Repayments of related party advances .................................           -       (5,020)           (8,016)
  Proceeds from notes payable-related party ............................           -            -           162,109
  Proceeds from convertible notes payable-related party ................           -       50,000            45,300
  Proceeds from sale of common stock-related party .....................           -            -            64,700
                                                                           ---------    ---------         ---------
    Net Cash Provided by Financing Activities ..........................      12,495       89,314           549,028
                                                                           ---------    ---------         ---------
Net Increase (Decrease) in Cash and Cash Equivalents ...................           -       49,935                 -
                                                                           ---------    ---------         ---------
Cash at Beginning of Period ............................................           -           69                 -
                                                                           ---------    ---------         ---------
Cash at End of Period ..................................................   $       -    $  50,004         $       -
                                                                           =========    =========         =========
Supplementary Cash Flow Information:
Cash paid for income taxes .............................................   $       -    $       -         $       -
                                                                           =========    =========         =========
Cash paid for interest .................................................   $       -    $       -         $   2,111
                                                                           =========    =========         =========
Non Cash Investing and Financing Activities
  Common stock issued in connection with acquisition of intangible asset   $       -    $       -         $     588
                                                                           =========    =========         =========
  Common stock issued for prepaid expense related party ................   $       -    $   6,000         $   6,000
                                                                           =========    =========         =========
  Common stock issued for accrued expenses - related party .............   $  16,000    $       -         $  31,000
                                                                           =========    =========         =========
  Common stock issued for debt and accrued compensation - related party    $  21,806    $       -         $  56,806
                                                                           =========    =========         =========
  Common stock issued for debt and accrued interest - related party ....   $       -    $ 137,362         $ 411,667
                                                                           =========    =========         =========

                              See Accompanying Notes to the Unaudited Financial Statements

                                                            4

                             POP STARZ RECORDS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the full year. Management has evaluated subsequent events, and the impact on the reported results and disclosures, through August 19, 2009, which is the date these financial statements were filed with the Securities and Exchange Commission.

The unaudited interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management's Discussion and Analysis, for the year ended December 31, 2008. The interim results for the period ended June 30, 2009 are not necessarily indicative of the results for the full fiscal year.

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

In September, 2008, the Company announced its intention to spin off its subsidiary Apollo through a stock dividend at the rate of one share of Apollo for each three shares of Pop Starz Records, Inc. The spin-off was effective on October 3, 2008.

                             POP STARZ RECORDS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

The Company also had an investment in the common stock of Beta Music Group, Inc. At December 31, 2008, the Company held 1,769,281 shares of the common stock of Beta Music Group, Inc., valued at $4,277 which represents a 26% interest in Beta, therefore, the Company has determined that accounting for the investment under the equity method is appropriate. During the year ended December 31, 2008, the Company recorded a loss in the equity of Beta Music Group, Inc. equal to the carrying value of the investment, as the Company's proportionate share of the losses in Beta exceed the carrying value.

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

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. At June 30, 2009, the Company did not have any cash and cash equivalents.

EARNINGS PER SHARE

Basic earnings/(loss) per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted earnings/(loss) per share is computed by dividing net income/(loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted earnings/(loss) per common share is not presented because it is anti-dilutive. For the three and six months ended June 30, 2009 and 2008, and for the period from July 5, 2006 (inception) to June 30, 2009, respectively, the Company did not have any outstanding dilutive securities.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB released FSP SFAS 157-4, Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly ("SFAS No. 157-4"). SFAS No. 157-4 supersedes SFAS No. 157-3. SFAS No. 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. SFAS No. 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, SFAS No. 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. SFAS No. 157-4 is effective for interim and annual periods ending after June 15, 2009 (June 30, 2009 for the Company) and shall be applied prospectively. SFAS No. 157-4 does not have a material impact on the preparation of and disclosures in the Company's financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events ("SFAS No. 165"). SFAS No. 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires entities to disclose the date through which it has evaluated subsequent events and the basis for that date. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009. The Company adopted SFAS No. 165 on June 30, 2009 (see note 1 in the notes to the financial statements included in this Quarterly Report on Form 10-Q).

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 ("SFAS No. 166"). The objective of SFAS No. 166 is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. SFAS No. 166 removes the concept of a qualifying special-purpose entity from Statement 140 and removes the exception from applying FASB Interpretation No. 46, Consolidation of Variable Interest Entities, to qualifying special-purpose entities. Additionally, SFAS No. 166 defines the term participating interest to establish specific conditions for

                             POP STARZ RECORDS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

reporting a transfer of a portion of a financial asset as a sale, and also requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor's beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. SFAS No. 166 is effective for fiscal periods ending after November 15, 2009 (January 1, 2010 for the Company). The Company is currently evaluating the impacts and disclosures related to SFAS No. 166.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) ("SFAS No. 167"). SFAS No. 167 amends guidance in Interpretation 46
(R) for determining whether an entity is a variable interest entity in addition to subjecting enterprises to a number of other requirements including, among other things: (i) requiring an enterprise to perform an analysis to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a variable interest entity and specifies the characteristics the primary beneficiary of a variable interest entity must have to be designated as such; (ii) requiring an enterprise to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity's economic performance; (iii) requiring the ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity;
(iv) the elimination of the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, and (v) adding an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that investors of the equity investment at risk, as a group, lose the power from voting or similar rights of the investment to direct the activities of the entity that have the most significant impact on the entity's economic performance. SFAS No. 167 is effective for fiscal and interim periods ending after November 15, 2009 (January 1, 2010 for the Company). The Company is currently evaluating the impacts and disclosures related to SFAS No. 167.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 ("SFAS No. 168"). SFAS No. 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS No. 168 is effective for fiscal and interim periods ending after September 15, 2009 (September 30, 2009 for the Company). The Company is currently evaluating the impacts and disclosures related to SFAS No. 168.

NOTE 2 - GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $40,582 and net cash used in operations of $12,495 for the six months ended June 30, 2009; and a working capital deficit of $18,840, a deficit accumulated during the development stage of $720,780 and a stockholders' deficit of $18,840 at June 30, 2009. In addition, the Company is in the development stage and has not yet generated significant revenues. The ability of the Company to continue as a going concern is dependent on Management's plans, which include potential asset acquisitions, mergers or business combinations with other entities, further implementation of its business plan and continuing to raise funds through debt or equity raises. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

                             POP STARZ RECORDS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 3 - STOCKHOLDERS' EQUITY (DEFICIT)

At June 30, 2009, the authorized capital of the company consists of 100,000,000 shares of common stock with a par value of $.01. At June 30, 2009, there are 16,704,862 shares issued and outstanding.

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

NOTE 4 - SUBSEQUENT EVENTS

During July and August 2009, a related party advanced the Company approximately $3,100.

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

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

We did not generate any revenues from continuing operations during the three or six months ended June 30, 2009 or 2008.

During the three months ended June 30, 2009 we incurred general and administrative expenses totaling $16,631, as compared to $35,332 for the same period in the prior year. The decrease in the current year was due primarily to a decrease in compensation, accounting and legal fees as well as other operating expenses.

During the six months ended June 30, 2009 we incurred general and administrative expenses totaling $40,582, as compared to $148,796 for the same period in the prior year. The decrease in the current year was due primarily to a decrease in compensation, accounting and legal fees as well as other operating expenses.

Liquidity and Capital Resources

At June 30, 2009 and December 31, 2008 we did not have any assets.

Our operations to date have been funded by loans and capital contributions made by our affiliates.

Our total current liabilities at June 30, 2009 were $18,840 as compared to $5,064 at December 31, 2008. We have relied on related parties to provide working capital to cover professional fees, rent and compensation. We have a working capital deficit of $18,840. Unless we secure additional financing, of which there can be no assurance, or begin to generate revenues in excess of expenses, we may not be able to meet our obligations as they become due.

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

During the six months ended June 30, 2009, we used cash in operating activities of $12,495 as compared to $39,976 for the six months ended June 30, 2008. During the 2009 period, we used cash to fund our net loss of $40,582 offset by non-cash items such as stock compensation and other changes in operating assets and liabilities.

During the six months ended June 30, 2009, we received net cash from financing activities of $12,495 as compared to $44,334 for the six months ended June 30, 2008.

                     POP STARZ RECORDS, INC AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our condensed financial statements, which have been prepared pursuant to the rules and regulations of the SEC. Certain information related to our organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The preparation of the financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates related to (i) useful lives of depreciable lives of assets; (ii) income tax valuation allowances; (iii) valuation assumptions for share-based payments. We base our estimates on historic experience and various other factors related to each circumstance. Actual results could differ from those estimates based upon future events, which could include, among other risks, changes in the business environment in which we operate.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", which clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. It also defines fair value and established a hierarchy that prioritizes the information used to develop assumptions. In February 2008, the FASB issued Financial Staff Positions ("FSP") SFAS 157-2, Effective Date of FASB Statement No. 157 ("FSP 157-2"), which delays the effective date of SFAS No. 157, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. FSP 157-2 is effective for us beginning January 1, 2009. We are currently evaluating the potential impact of the adoption of those provisions of SFAS 157, for which effectiveness was delayed by FSP 157-2, on our financial position and results of operations.

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

In April 2009, the FASB released FSP SFAS 157-4, Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly ("SFAS No. 157-4"). SFAS No. 157-4 supersedes SFAS No. 157-3. SFAS No. 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. SFAS No. 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, SFAS No. 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. SFAS No. 157-4 is effective for interim and annual periods ending after June 15, 2009 (June 30, 2009 for the Company) and shall be applied prospectively. SFAS No. 157-4 does not have a material impact on the preparation of and disclosures in the Company's financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events ("SFAS No. 165"). SFAS No. 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires entities to disclose the date through which it has evaluated subsequent events and the basis for that date. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009. The Company adopted SFAS No. 165 on June 30, 2009 (see note 1 in the notes to the financial statements included in this Quarterly Report on Form 10-Q).

                     POP STARZ RECORDS, INC AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 ("SFAS No. 166"). The objective of SFAS No. 166 is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. SFAS No. 166 removes the concept of a qualifying special-purpose entity from Statement 140 and removes the exception from applying FASB Interpretation No. 46, Consolidation of Variable Interest Entities, to qualifying special-purpose entities. Additionally, SFAS No. 166 defines the term participating interest to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale, and also requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor's beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. SFAS No. 166 is effective for fiscal periods ending after November 15, 2009 (January 1, 2010 for the Company). The Company is currently evaluating the impacts and disclosures related to SFAS No. 166.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) ("SFAS No. 167"). SFAS No. 167 amends guidance in Interpretation 46
(R) for determining whether an entity is a variable interest entity in addition to subjecting enterprises to a number of other requirements including, among other things: (i) requiring an enterprise to perform an analysis to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a variable interest entity and specifies the characteristics the primary beneficiary of a variable interest entity must have to be designated as such; (ii) requiring an enterprise to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity's economic performance; (iii) requiring the ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity;
(iv) the elimination of the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, and (v) adding an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that investors of the equity investment at risk, as a group, lose the power from voting or similar rights of the investment to direct the activities of the entity that have the most significant impact on the entity's economic performance. SFAS No. 167 is effective for fiscal and interim periods ending after November 15, 2009 (January 1, 2010 for the Company). The Company is currently evaluating the impacts and disclosures related to SFAS No. 167.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 ("SFAS No. 168"). SFAS No. 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS No. 168 is effective for fiscal and interim periods ending after September 15, 2009 (September 30, 2009 for the Company). The Company is currently evaluating the impacts and disclosures related to SFAS No. 168.

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

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 as amended (the "Exchange Act"), as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's management evaluated, with the participation of the Company's principal executive officer and principal financial officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluations of these disclosure controls and procedures, the Company's chairman of the board, chief executive and chief financial officers have concluded that the disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to the Company, were made known to them particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

                     POP STARZ RECORDS, INC AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

ITEM 2. SALE OF UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During March 2009, we issued 2,500,619 shares of common stock to officers, directors and an affiliate for services and repayment of advances and accrued rent. The shares had a fair value of $26,306 based on the quoted closing trading price. Additionally, we issued 50,000 shares having a fair value of $500 for professional services rendered.

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

                     POP STARZ RECORDS, INC AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

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

3(ii).1     By-Laws of the Company (1)

   10.1     Employment Agreement with Jonathon Green

   10.2     Employment Agreement with Francisco Del

   10.3     Independent Contractor agreement with Michelle Tucker

   10.4     Lease Agreement

   10.5     Standard director agreement

   10.6     Exclusive recording agreement

     14     Code of Business Conduct and Ethics

                     POP STARZ RECORDS, INC AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

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

                                        Pop Starz Records, Inc.


Date:  August 19, 2009                  By: /s/ Michelle Tucker
                                            -------------------
                                        Michelle Tucker
                                        Chief Executive Officer


Date:  August 19, 2009                  By: /s/ Adam Wasserman
                                            ------------------
                                        Adam Wasserman
                                        Chief Financial Officer and
                                        Principal Accounting Officer