Form 10-Q
period 2009-09-30
World Mortgage Exchange Group, Inc.
filed 2009-11-16
CIK 1398488

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended: SEPTEMBER 30, 2009

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________ to __________

                       COMMISSION FILE NUMBER: 333-142907

                       WORLD MORTGAGE EXCHANGE GROUP, INC.
                       -----------------------------------
        (Exact name of small business issuer as specified in its charter)

                             Pop Starz Records, Inc.
                             -----------------------
                           (Former Name of Registrant)

             Florida                                             76-0835007
             -------                                             ----------
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)

                     4470 Chamblee Dunwoody Road, Suite 250
                             Atlanta, Georgia 30038
                     --------------------------------------
                    (Address of principal executive offices)

                                  404-255-8800
                                  ------------
                           (Issuer's telephone number)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). |_| Yes |_| No

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated file" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer |_|                        Accelerated filer |_|
Non-accelerated filer |_|                          Smaller reporting company |X|
(Do not check if a smaller reporting company)

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). |X| Yes |_| No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 30, 2009 the Company had authorized 100,000,000 shares of $.01 par value common stock of which 16,704,862 shares of common stock were issued and outstanding.

                       WORLD MORTGAGE EXCHANGE GROUP, INC.
                                      INDEX

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements ..............................................   2

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operation .........................................  11

Item 3.  Quantitative and Qualitative Disclosure About Market Risk .........  14

Item 4.  Controls and Procedures ...........................................  14

Item 4T. The information required by Item 4t is contained in Item 4.


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings .................................................  15

Item 1A. Risk Factors ......................................................  15

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds .......  16

Item 3.  Defaults upon senior securities ...................................  16

Item 4.  Submission of matters to a vote of security holders ...............  16

Item 5.  Other information .................................................  16

Item 6.  Exhibits ..........................................................  16

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       WORLD MORTGAGE EXCHANGE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                    September 30,   December 31,
                                                         2009           2008
                                                    -------------   ------------
                                                     (Unaudited)      (Audited)

                      ASSETS

Current Assets:
  Cash and cash equivalents ......................    $       -       $       -
                                                      ---------       ---------

    Total Assets .................................    $       -       $       -
                                                      =========       =========

       LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable ...............................    $      17       $       -
  Accrued compensation-related party .............            -           3,450
  Due to related parties .........................            -           1,614
                                                      ---------       ---------

    Total Liabilities ............................           17           5,064
                                                      ---------       ---------

Commitments: .....................................            -               -

Stockholders' Deficit:
  Common stock, $.01 par value 100,000,000 shares
   authorized 16,704,862 and 16,704,862 shares
   issued and outstanding ........................      167,048         141,542
  Additional paid in capital .....................      557,161         533,592
  Deficit accumulated during the development stage     (724,226)       (680,198)
                                                      ---------       ---------
    Total Stockholders' Deficit ..................          (17)         (5,064)
                                                      ---------       ---------
    Total Liabilities and Stockholders' Deficit ..    $       -       $       -
                                                      =========       =========

          See Accompanying Notes to the Unaudited Financial Statements

                                         WORLD MORTGAGE EXCHANGE GROUP, INC.
                                            (A DEVELOPMENT STAGE COMPANY)
                                         UNAUDITED STATEMENTS OF OPERATIONS
                                                                                                         For the
                                                                                                       period from
                                                                                                       July 5, 2006
                                        For the Three Months Ended      For the Nine Months Ended      (Inception)
                                                 Sept 30,                        Sept 30,               to Sept 30,
                                           2009            2008            2009            2008            2009
                                       ------------    ------------    ------------    ------------    ------------
Operating expenses
  General and administrative .......   $      3,446    $     30,396    $     44,028    $    179,191    $    704,792
                                       ------------    ------------    ------------    ------------    ------------
Total operating expenses ...........          3,446          30,396          44,028         179,191         704,792

Other Expense
Equity in losses of investment .....              -               -               -               -          (4,278)
Interest expense - related party ..               -            (624)              -          (1,805)        (10,456)
                                       ------------    ------------    ------------    ------------    ------------
Total other expenses ...............              -            (624)              -          (1,805)        (14,734)
                                       ------------    ------------    ------------    ------------    ------------
Net Loss from continuing operations          (3,446)        (31,020)        (44,028)       (180,996)       (719,526)

Discontinuing operations ...........              -         (65,552)              -         (65,552)              -
                                       ------------    ------------    ------------    ------------    ------------
Net Loss ...........................   $     (3,446)   $    (96,572)        (44,028)   $   (246,548)       (719,526)
                                       ============    ============    ============    ============    ============


Net Loss per Share-Basic and Diluted   $      (0.00)   $      (0.01)   $      (0.00)   $      (0.02)   $      (0.06)
                                       ============    ============    ============    ============    ============

Weighted Average Number of Shares
  Outstanding during the Period-
    Basic and Diluted ..............     16,704,862      11,951,786      15,391,138      11,381,772      11,622,525
                                       ============    ============    ============    ============    ============

                            See Accompanying Notes to the Unaudited Financial Statements

                                                          3

                                           WORLD MORTGAGE EXCHANGE GROUP, INC.
                                              (A DEVELOPMENT STAGE COMPANY)
                                           UNAUDITED STATEMENTS OF CASH FLOWS
                                                                                                       For the Period
                                                                             For the Nine Months         July 5, 2006
                                                                                    Ended            (Date of Inception)
                                                                                September 30,          to September 30,
                                                                             2009          2008             2009
                                                                           ---------    ---------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss ...............................................................   $ (44,028)   $(246,548)        $(719,526)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Amortization .........................................................           -            -             5,294
  Depreciation .........................................................           -          378               756
  Impairment loss ......................................................           -            -             5,294
  Stock issued for services ............................................         500        1,250             3,412
  Stock issued for services-related parties ............................      10,000      115,214           159,966
  Bad debt expense-related party .......................................           -            -                 -
  Accrued rent and rent expense paid through issuance of common stock ..       6,000            -            43,500
  Equity in loss of investment in affiliate ............................           -            -             4,278
  Loss on disposal of fixed assets .....................................           -            -             1,763
  Amortization of stock issued for prepaid expenses ....................         100            -
Changes in Operating Assets and Liabilities
  Accounts receivable ..................................................           -      (13,353)                -
  Judgment receivable ..................................................           -        5,500                 -
  Prepaid expenses .....................................................           -            -                 -
  Inventory ............................................................           -      (10,400)                -
  Accounts payable .....................................................          17       19,448                17
  Accrued expenses .....................................................           -       19,302                 -
  Accrued compensation-related parties .................................           -            -                 -
  Accrued interest-related party .......................................           -        2,479                 -
                                                                           ---------    ---------         ---------
    Net Cash Used in Operating Activities ..............................     (27,511)    (106,630)         (495,246)
                                                                           ---------    ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment ................................................           -       (6,600)           (2,519)
  Investment in subsidiaries ...........................................           -       (4,989)          (56,279)
  Cash paid for acquisition of intangible asset ........................           -            -           (10,000)
                                                                           ---------    ---------         ---------
    Net Cash Used in Investing Activities ..............................           -      (11,589)          (68,798)
                                                                           ---------    ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from related party advances .................................      34,764      118,028           307,204
  Repayments of related party advances .................................      (7,253)      (6,020)          (15,269)
  Proceeds from notes payable-related party ............................           -        4,700           162,109
  Proceeds from convertible notes payable-related party ................           -       45,300            45,300
  Proceeds from sale of common stock-related party .....................           -            -            64,700
                                                                           ---------    ---------         ---------
    Net Cash Provided by Financing Activities ..........................      27,511      162,008           564,044
                                                                           ---------    ---------         ---------
Net Increase (Decrease) in Cash and Cash Equivalents ...................           -       43,789                 -
                                                                           ---------    ---------         ---------
Cash at Beginning of Period ............................................           -           69                 -
                                                                           ---------    ---------         ---------
Cash at End of Period ..................................................   $       -    $  43,858         $       -
                                                                           =========    =========         =========
Supplementary Cash Flow Information:
Cash paid for income taxes .............................................   $       -    $       -         $       -
                                                                           =========    =========         =========
Cash paid for interest .................................................   $       -    $       -         $   2,111
                                                                           =========    =========         =========
Non Cash Investing and Financing Activities
  Common stock issued in connection with acquisition of intangible asset   $       -    $       -         $     588
                                                                           =========    =========         =========
  Common stock issued for prepaid expense related party ................   $       -    $       -         $   6,000
                                                                           =========    =========         =========
  Common stock issued for accrued expenses - related party .............   $  16,000    $       -         $  31,000
                                                                           =========    =========         =========
  Common stock issued for debt and accrued compensation - related party    $  21,806    $       -         $  56,806
                                                                           =========    =========         =========
  Common stock issued for debt and accrued interest - related party ....   $       -    $ 339,340         $ 411,667
                                                                           =========    =========         =========

                              See Accompanying Notes to the Unaudited Financial Statements

                                                            4

                       World Mortgage Exchange Group, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the full year. Management has evaluated subsequent events, and the impact on the reported results and disclosures, through November 16, 2009 which is the date these financial statements were filed with the Securities and Exchange Commission.

The unaudited interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management's Discussion and Analysis, for the year ended December 31, 2008. The interim results for the period ended September 30, 2009 are not necessarily indicative of the results for the full fiscal year.

NOTE 2 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

World Mortgage Exchange Group, Inc. (the "Company") is a Florida corporation incorporated on July 5, 2006. The Company's original business purpose was to develop, produce, license, acquire and distribute recorded music, primarily in the popular Hip Hop and Pop genres through its subsidiaries.

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

                       WORLD MORTGAGE EXCHANGE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

On September 8, 2009 a total of 15,034,376 issued and outstanding shares of the Company's common stock (the "Shares") were sold in a private transaction including 13,999,799 owned by Michelle Tucker, the Company's former chief executive officer and director, and an entity affiliated with Ms. Tucker. As a result of the foregoing transaction, the purchasers currently own approximately 90% of the Company's issued and outstanding shares of common stock. (See Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS included in this Form 10-Q for a detailed explanation of the new business strategy.)

As a result of the recent change in ownership, we have no operations or significant assets, and are currently a shell corporation.

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

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. At September 30, 2009, the Company did not have any cash and cash equivalents.

EARNINGS PER SHARE

Basic earnings/(loss) per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted earnings/(loss) per share is computed by dividing net income/(loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted earnings/(loss) per common share is not presented because it is anti-dilutive. For the three and nine months ended September 30, 2009 and 2008, and for the period from July 5, 2006 (inception) to September 30, 2009, respectively, the Company did not have any outstanding dilutive securities.

                       WORLD MORTGAGE EXCHANGE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

The carrying amount reported in the balance sheet for judgment receivable, prepaid expense, accounts payable, accrued expenses, and accrued compensation - related party, amounts due to related parties, and the convertible notes payable approximate their fair market value based on the short-term maturity of these instruments.

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

                       WORLD MORTGAGE EXCHANGE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

                       WORLD MORTGAGE EXCHANGE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 2 - GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $44,028 and net cash used in operations of $27,511 for the nine months ended September 30, 2009; and a working capital deficit of $17, a deficit accumulated during the development stage of $724,226 and a stockholders' deficit of $17 at September 30, 2009. In addition, the Company is in the development stage and has not yet generated significant revenues. The ability of the Company to continue as a going concern is dependent on Management's plans, which include potential asset acquisitions, mergers or business combinations with other entities, further implementation of its business plan and continuing to raise funds through debt or equity raises. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - STOCKHOLDERS' EQUITY (DEFICIT)

At September 30, 2009, the authorized capital of the company consists of 100,000,000 shares of common stock with a par value of $.01. ON September 30, 2009, there are 16,704,862 shares issued and outstanding.

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

                       WORLD MORTGAGE EXCHANGE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

NOTE 4 - SUBSEQUENT EVENTS

On November 10, 2009, Benjamin Stanley tendered his resignation as an officer and director of the Company.

                       WORLD MORTGAGE EXCHANGE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

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

On September 8, 2009 a total of 15,034,376 issued and outstanding shares of the Company's common stock (the "Shares") were sold in a private transaction including 13,999,799 owned by Michelle Tucker, the Company's former chief executive officer and director, and an entity affiliated with Ms. Tucker. As a result of the foregoing transaction, the purchasers currently own approximately 90% of the Company's issued and outstanding shares of common stock.

In connection with the purchase and sale of the Shares, Michelle Tucker and Francisco Del resigned from the Company's Board of Directors. Also in connection with the purchase and sale of the Shares, Michelle Tucker and Adam Wasserman tendered their resignations as officers of the Company.

                       WORLD MORTGAGE EXCHANGE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

Concurrent with the resignations of Ms. Tucker, Mr. Del and Mr. Wasserman, Benjamin Stanley, Ron Reeser and Loyd Skidmore were appointed to our Board of directors.

In addition, Benjamin F. Stanley was appointed our chief executive officer, Brian James was appointed chief financial officer, Ron Reeser was appointed secretary, Adam Powell was appointed treasurer and Loyd Skidmore was appointed as our vice president.

On September 10, 2009 the Board of Directors of Pop Starz Records, Inc. passed a resolution authorization the change of the name of the corporation to World Mortgage Exchange Group, Inc. "WMEG"

CURRENT BUSINESS STRATEGY

On September 10, 2009 the Board of Directors of Pop Starz Records, Inc. passed a resolution authorization the change of the name of the corporation to World Mortgage Exchange Group, Inc. ("WMEG") and introduced a new business model. The proposed name change was approved by written consent in lieu of meeting of the shareholders.

WMEG's objective is to become a diversified asset holding company that will be focused primarily on lending, financing, asset management, and real estate development. WMEG will have three principal operating units: 1) A Mortgage lending company which will offer a 49 year mortgage loan product; 2.) An Asset Management and Investment Company; and 3) A Real Estate Development Company.

The implementation of our business plan will required significant capital infusion the extent of which cannot be reasonably forecast at this time. If we issue shares of our common stock, existing shareholders will experience significant dilution. Any debt financing may not be available or if available, may not be available on terms suitable for the Company.

We currently have no commitment for funding. If we are not able to secure financing, we will not be able to implement our business plan and you will lose your investment.

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

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

We did not generate any revenues from continuing operations during the three or nine months ended September 30, 2009 or 2008.

During the three months ended September 30, 2009 we incurred general and administrative expenses totaling $3,446, as compared to $30,396 for the same period in the prior year. The decrease in the current year was due primarily to a decrease in compensation, accounting and legal fees as well as other operating expenses.

                       WORLD MORTGAGE EXCHANGE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

During the nine months ended September 30, 2009 we incurred general and administrative expenses totaling $44,028, as compared to $179,191 for the same period in the prior year. The decrease in the current year was due primarily to a decrease in compensation, accounting and legal fees as well as other operating expenses.

Liquidity and Capital Resources

At September 30, 2009 and December 31, 2008 we did not have any assets.

Our operations to date have been funded by loans and capital contributions made by our affiliates.

Our total current liabilities at September 30, 2009 were $17 as compared to $5,064 at December 31, 2008. We have relied on related parties to provide working capital to cover professional fees, rent and compensation. We have a working capital deficit of $17. We have no commitments from any related parties to fund our ongoing operations.

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

During the nine months ended September 30, 2009, we used cash in operating activities of $27,511 as compared to $106,630 for the nine months ended September 30, 2008. During the 2009 period, we used cash to fund our net loss of $44,028 offset by non-cash items such as stock compensation and other changes in operating assets and liabilities.

During the nine months ended September 30, 2009, we received net cash from financing activities of $27,511 as compared to $162,008 for the nine months ended September 30, 2008.

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

                       WORLD MORTGAGE EXCHANGE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

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

Not applicable.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                       WORLD MORTGAGE EXCHANGE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On September 15, 2009, an indictment was filed in the United States District Court for the Northern District of Georgia, Atlanta Division (Case No. 1:09CR406), against Mr. Stanley and several other defendants, The indictment alleges conspiracy and securities fraud in connection with the common stock of Conversion Solutions Holdings Corporation, an entity in which Mr, Stanley served as its chief operating officer. Mr. Stanley denies the allegations contained in the indictment and has retained counsel to launch a vigorous defense.

As a result of the foregoing, Mr. Stanley tendered his resignation as an officer and director.

ITEM 1A. RISK FACTORS

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

WE HAVE UNDERTAKEN A NEW BUSINESS STRATEGY.

We are no longer involved in the music and record industry. Our current focus is to become a lending, financing, asset management, and real estate development. We were not successful with our last business venture and there can be no assurance that we will be successful with this business venture despite the election of new officers and directors with experience in these fields.

OUR BUSINESS WILL BE SUBSTANTIALLY DEPENDENT ON THE EFFORTS OF OUR EXECUTIVE OFFICERS AND OUR BUSINESS MAY BE DISRUPTED IF WE LOSE THEIR SERVICES.

Our future success depends substantially on the continued services of our current officers and directors If one or more of our executive officers is unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. At this time we do not know what, if any, adverse effect there will be on our operations as a result of the recent resignation of Mr. Stanley.

WE WILL REQUIRE SIGNIFICANT CAPITAL TO EXECUTE OUR BUSINESS PLAN.

We can only implement our business plan with a significant cash infusion. There is no commitment for either equity or debt financing from any source. Even if financing was available, there can be no assurance that it would be made available on acceptable terms.

WE FACE COMPETITION FROM BETTER CAPITALIZED COMPANIES.

Even assuming that we are able to secure financing, we will in all likelihood face competition from companies with significantly greater assets than ours. These companies will make it extremely difficult for us to compete in the financial and real estate markets.

                       WORLD MORTGAGE EXCHANGE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)

ITEM 2. SALE OF UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEED

NONE.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Set forth below is a list of exhibits to this quarterly report on Form 10Q.

Exhibit
Number                            Description
-------  -----------------------------------------------------------------------

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

32.2 * Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

                       WORLD MORTGAGE EXCHANGE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        World Mortgage Exchange Group, Inc


Date:  November 16, 2009                By: /s/Ron Reeser
                                            -------------
                                        Ron Reeser
                                        Chief Executive Officer


Date:  November 16, 2009                By: /s/ Brian James
                                            ---------------
                                        Brian James
                                        Chief Financial Officer and
                                        Principal Accounting Officer