Form 10-K
period 2009-12-31
World Mortgage Exchange Group, Inc.
filed 2010-04-14
CIK 1398488

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

               For the Transition Period from_________to__________

                       COMMISSION FILE NUMBER: 333-142907
                                               ----------

                       WORLD MORTGAGE EXCHANGE GROUP, INC.
                       -----------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

             FLORIDA                                            76-0835007
             -------                                            ----------
(State or other jurisdiction of                              (I.R.S. employer
incorporation or organization)                            identification number)

4470 Chamblee Dunwoody Road, Suite 250, Atlanta, Georgia          30338
--------------------------------------------------------          -----
       (Address of principal executive offices)                 (Zip code)

        Registrant's Telephone Number, Including Area Code: 404-255-8800
                                                            ------------

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

As of March 29, 2010 there were a total of 16,704,862 shares of common stock issued and outstanding.

                       WORLD MORTGAGE EXCHANGE GROUP, INC.
                                      INDEX

                         PART I - FINANCIAL INFORMATION

          Forward-Looking Statements

PART I

Item 1.   Business .........................................................   1
Item 1A.  Risk Factors .....................................................   4
Item 1B.  Unresolved Staff Comments ........................................  11
Item 2.   Properties .......................................................  11
Item 3.   Legal Proceedings ................................................  12
Item 4.   Submission of Matters to a Vote of Security Holders ..............  12

PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder
            Matters and Issuer Purchases of Equity Securities ..............  12
Item 6.   Selected Financial Data ..........................................  14
Item 7.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations ..........................................  14
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk .......  17
Item 8.   Financial Statements and Supplementary Data ......................  17
Item 9.   Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosures ..........................................  32
Item 9A.  Controls and Procedures ..........................................  32
Item 9B.  Other Information ................................................  33

PART III

Item 10.  Directors, Executive Officers and Corporate Governance ...........  34
Item 11.  Executive Compensation ...........................................  36
Item 12.  Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters ................................  37
Item 13.  Certain Relationships and Related Transactions, and
            Director Independence ..........................................  37
Item 14.  Principal Accountant Fees and Services ...........................  38

PART IV

Item 15.  Exhibits and Financial Statement Schedules .......................  39
          Signatures .......................................................  40

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

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW AND HISTORY:

         World Mortgage Exchange Group, Inc., formerly known as Pop Starz Records, Inc. (the "Company", "WMEG", "we", or "our") was incorporated July 5, 2006, under the laws of the State of Florida. The Company's original business purpose was to develop, produce, license, acquire and distribute recorded music, primarily in the popular Hip Hop and Pop genres. We were not successful with this business venture.

         On September 8, 2009 shareholders owning a majority of our issued and outstanding shares of common stock were sold in a private transaction. In connection therewith, each of the Company's officers and directors tendered their resignation. Concurrently therewith, we appointed new officers and directors.

         The Company's new officers and directors were not familiar with the music or recording industry and changed the Company's business focus to real estate.

CURRENT AND PLANNED OPERATIONS:

         The Company's initial focus will be on the purchase and sale of real property. In order to assist buyers in securing financing, the Company has developed a 49 year mortgage payment program. To fully implement our business plan, the Company will require a significant capital infusion the extent of which cannot be reasonably forecast at this time. If we issue shares of our common stock, existing shareholders will experience significant dilution. Any debt financing may not be available or if available, may not be available on terms suitable for the Company. We currently have no commitment for funding.

THE MARKET:

         From 2000 through 2005, the United States experienced an unprecedented rise in property values. Mortgage interest rates were relatively low and bank and non-bank financial institutions were encouraged by public policy to relax lending standards to create more mortgage debt. Some of the bigger investment firms created complex and risky financial instruments backed by these unpredictable assets. Quasi-government agencies were purchasing virtually all mortgage paper originated which created a false sense of stability and security.

         Speculative purchase of real estate in a practice known as "flipping" added to the artificial inflation of property values. The system eventually collapsed under the weight of borrowers unable to make the resulting high monthly payments, homes values, once exposed to true market forces, and began rapidly falling. The decline in market value of these loans and assets on the balance sheets of these institutions, big and small, wiped out billions of dollars of capital and threatened the financial viability of financial institutions both large and small. In select cases, the US Government determined that tax payer dollars were necessary to prop up these companies. In other instances, generally smaller commercial banks have been allowed to fail. The number of private mortgage companies that have failed is very large. Fannie Mae and Freddie Mac, and now even FHA, only operate with government taxpayer assistance.

         The collapse of value in the real estate market is one of the most severe in U.S. history. A home was generally the most valuable asset owned by an individual. It usually was the greatest portion of a family budget. The percentage of the national economy influenced by real estate activity is enormous. The government-induced legacy of a collapsing real estate economy include a decline in consumer confidence, a decline in consumer spending, rising unemployment, and the future prospect of rising interest rates/devaluation of the dollar due to massive government deficit spending.

         The government's legislative and administrative measures aimed at restoring liquidity to the credit markets and improving conditions in the real estate markets has only recently begun and there is no indication yet whether these measures have or will effectively stabilize prices and real estate values or restore consumer confidence and increase demand in the real estate markets. . We cannot predict the duration or ultimate severity of the current challenging conditions, nor can we provide assurance that our responses to the current downturn or the government's attempts to address the troubles in the economy will be successful. If these conditions persist or continue to worsen, our economy will suffer and the dream of home ownership will fade.

FORECLOSURES:

         Throughout the country, banks have taken ownership of homes via foreclosure. Homeowners continue to walk away from their properties as they see little hope of their property returning to values above the mortgage amount. Others are struggling to stay current or avoid foreclosure proceedings as the interest rate on the favored (but much riskier) adjusted rate mortgages reset and monthly mortgage payments can easily increase by 50% in the reset month. These depressed assets will create unique buying opportunities for us to acquire real estate holdings at a substantial discount from its prior fair market value. We will also seek real estate opportunities with small community and regional banks. Banks do not want to be landlords and would prefer to avoid the cost of foreclosure. They need to convert their current property holdings into cash that can be loaned out for productive uses and get the economy moving again. Our objective is to acquire a portfolio of single family homes (and possibly condominiums) at discounted prices. We will then use part of our remaining working capital to make necessary repairs and upgrades to the property. To further induce sales, we will offer a proprietary mortgage product.

         This strategy is not without risk. We will have limited capital to invest in real estate. Real estate investments are generally illiquid. Like other companies that invest in real estate, we will have a limited ability to market our properties in response to changes in economic and other conditions. Moreover, we may not be able to timely dispose of properties when we find dispositions advantageous or necessary, or complete the disposition of properties under contract to be sold, and any such dispositions may not provide proceeds in excess of the amount of our investment in the property or even in excess of the amount of any indebtedness secured by the property. As a result, we are susceptible to the risks associated with further declines in real estate values.

MORTGAGE FINANCING:

         As we expand our real estate program, we want to offer reasonable and legitimate financing options to buyers. Adjustable rate mortgages have all but sunk the real estate market. Buyers were offered a teaser rate, with no repayment of principal for years. Some borrowers were even offered the opportunity to pay less than the required monthly payment. When the payment date was reset, buyers realized that they could no longer afford the monthly loan payments or saw that the outstanding principal balance of their mortgage obligation was greater than when the loan was first secured. Concurrently, the values of their homes were rapidly falling below the mortgage balance. Mortgage work out programs and government incentives have failed to stem the tide of rising foreclosure rates.

         Typically, financial planners recommend that borrowers secure a fixed rate mortgage. While the initial payment period on the fixed term 30 year mortgage may be greater than the initial monthly fee on an adjustable rate mortgage, borrowers will have the opportunity to budget their expenses. They know their monthly payments as long as they stay in the home. In order to reduce the interest expense over the lease term, many borrowers choose a 15 year mortgage. However, monthly payments are significantly greater, squeezing even more buyers out of the housing market.

         Management believes that offering traditional fixed rate mortgages will be the key to home ownership in the future. However, a 30 year amortization will still prevent many potential borrowers from realizing their lifetime dream. For this reason, we hope to develop and implement a 49 year fixed rate mortgage. If we do not have sufficient funds to underwrite these mortgages, which, in all likelihood, will be the case until we obtain additional capital, we will work with community banks and private lenders to offer a 49 year term mortgage. We may also purchase homes, resell these homes and assist the Buyer in financing the purchase by accepting a 49 year mortgage.

         While the total amount of interest a borrower would pay on a 49 year mortgage is significantly greater than the interest payable on a 30 year mortgage, statistics indicate that only a very small percentage of homeowners have lived in the same home for 30 years and made payments during that time on the same mortgage. In fact, most Americans move every seven years. For a typical buyer the monthly savings in cash flow will more than offset any additional interest paid during the term of the loan.

         Implementing this program will require a significant amount of time, work and capital. In addition, the financial markets may not be receptive to this novel approach to lending money. These mortgages would not qualify for purchase by FANNIE MAE or FREDDIE MAC. As a result, there will be very little liquidity in these mortgages and we will either own or service these mortgages.

COMPETITION:

         Both the real estate and mortgage lending industries are highly competitive. We will face competition from multi-billion real estate development firms, real estate investment trusts and large financial institutions which have billions of dollars at their disposal to loan to prospective home purchasers or to purchase large parcels of land. It will be very difficult for us to compete with these firms. We do not have the capital to purchase large land parcels and we cannot underwrite mortgages. Nevertheless, we hope to establish a niche market. While large home builders generally concentrate their efforts in a small concentrated area where homes are grouped together, we hope to have the flexibility to pick and choose homes throughout an entire region and attempt to identify those residential properties which offer a reasonable return on our investment.

            Currently, our 49 year mortgage program is in the developmental stages. We have discussed this program with several community banks and underwriters and have received enthusiastic response. Our goal is to initially enter into a partnership, joint venture or referral service with mortgage underwriters or community banks who will implement a 49 year mortgage program.

We believe that one of the keys to this program is to service these mortgages in-house. Traditionally, buyers are obligated to make monthly payments. If they are delinquent, penalties are assessed for the following month. If delinquencies continue, foreclosure notices are sent and ultimately the home goes into foreclosure.

         We believe that there is a better way. We must identify the problem and determine if there is a suitable answer. To answer this question we will directly contact the buyer. A job loss, illness or death in the family is no reason to force families out of their home. In conjunction with our lending partners, our goal will be to implement a mortgage workout plan. Deferrals, longer terms, interest only loans for a fixed period of time are all options which will be utilized. There will be no need to go to third parties whose primarily motivation is fees for themselves and not helping the consumer.

LICENSING:

         We are not currently licensed as a mortgage broker or as an underwriter. Until such time as we have sufficient capital, we will rely on community banks or other similarly situated financial institutions to underwrite mortgages. We may also rely on independent mortgage brokers. As we begin to implement our business model, local ordinances and state statutes may impose additional licensing, insurance and bond requirements. If we begin to underwrite mortgages, we will likely be subject to further regulatory scrutiny from both the state and federal governments. Securing these licenses and bonds can be time consuming and costly.

EMPLOYEES:

         We have four employees, our chief executive officer, chief financial officer, vice president and treasurer/secretary. We also use the services of several independent contractors.

ITEM 1A. RISK FACTORS

RISKS ASSOCIATED WITH THE COMPANY'S PROSPECTIVE BUSINESS AND OPERATIONS

IT IS UNLIKELY THAT WE WILL BE ABLE TO SUSTAIN PROFITABLE OPERATIONS IN THE NEAR FUTURE.

         We have had limited operations to date. We have incurred significant start-up costs. There can be no assurance that we will be able to generate sufficient revenues or cash flows to finance our operations and existing obligations. Even if we are able to successfully expand our operations and increase revenues, there can be no assurance that we will be able to operate profitably.

         It is critical to our success that we continue to devote financial resources to implement our business plan. We expect that our operating expenses will increase significantly, especially with respect to sales and marketing. As we increase spending, there can be no assurance that we will be able to operate on a profitable basis. As a result, we may not be able to sustain profitable operations.

WE LACK ADEQUATE WORKING CAPITAL.

         Our auditors have issued a going concern opinion. We do not currently have adequate capital to implement our business plan. If our working capital estimates prove wrong or if we are not successful in obtaining additional financing, our business operations will suffer.

         We may require both short-term financing for operations and long-term capital to fund our expected growth if we want to fully implement our business plan and take advantage of evolving market conditions. Additional financing may not be available to us, or if available, then it may not be available upon terms and conditions acceptable to us. Any equity financing may be dilutive to shareholders, and debt financing, if available, would increase expenses and may involve restrictive covenants.

         We may be required to raise additional capital, at times and in amounts, which are uncertain, especially under the current capital market conditions. Under these circumstances, if we unable to acquire additional capital or is required to raise it on terms that are less satisfactory than desired, it may have a material adverse effect on its financial condition.

REAL ESTATE DEVELOPMENT AND MORTGAGE BANKING REQUIRE THE AVAILABILITY OF SIGNIFICANT CAPITAL.

         In order for us to purchase real estate or offer mortgage financing, we will require a significant capital infusion. In addition, we may have to look to more traditional lending sources in order to close our transactions. If we do not have sufficient capital to self finance our operations, given our limited operating history and lack of cash flow, obtaining additional funding sources will be very difficult as financial institution lending practices have become increasingly restrictive.

THE ONGOING DOWNTURN IN THE GENERAL ECONOMY AND THE REAL ESTATE MARKET COULD NEGATIVELY IMPACT OUR BUSINESS AND FINANCIAL RESULTS.

         Periods of economic slowdown or recession, significantly reduced access to credit, declining employment levels, decreasing demand for real estate, declining real estate values or the perception that any of these events may occur can adversely impact our business model. The declining real estate market in the United States, the availability and cost of credit, increased unemployment, volatile oil prices, declining consumer confidence and the instability of United States banking and financial institutions, have contributed to increased volatility, an overall economic slowdown and diminished expectations for the economy and markets going forward. The fragile state of the credit markets, the fear of a global recession for an extended period and the current economic environment will impact our planned business activities.

WE WILL OPERATE IN A HIGHLY COMPETITIVE BUSINESS WITH NUMEROUS COMPETITORS, MOST OF WHOM WILL HAVE GREATER FINANCIAL AND OPERATIONAL RESOURCES THAN IT DOES.

         We will compete in a variety of service disciplines. Each of these business areas is highly competitive on a national as well as on a regional and local level. We will experience competition not only from other national real estate service providers, but also from global real estate service providers, boutique real estate advisory firms, consulting and appraisal firms. Depending on the product or service, we also face competition from other real estate service providers, institutional lenders, insurance companies, investment banking firms and investment managers.

OUR ABILITY TO ACCESS CREDIT AND CAPITAL MARKETS MAY BE ADVERSELY AFFECTED BY FACTORS BEYOND OUR CONTROL, INCLUDING TURMOIL IN THE FINANCIAL SERVICES INDUSTRY, VOLATILITY IN FINANCIAL MARKETS AND GENERAL ECONOMIC DOWNTURNS.

         Market disruptions such as those currently being experienced in the United States and other countries may increase our cost of borrowing or adversely affect our ability to access sources of liquidity. These disruptions include turmoil in the financial services and real estate industries, including substantial uncertainty surrounding particular lending institutions and, and general economic downturns. If we are unable to access credit at competitive rates or at all, or if our short-term or long-term borrowing costs dramatically increase, our ability to finance our operations, meet our short-term obligations and implement our operating strategy could be adversely affected.

IF WE FAIL TO COMPLY WITH LAWS AND REGULATIONS APPLICABLE TO OUR PLANNED BUSINESS OPERATIONS, WE MAY INCUR SIGNIFICANT FINANCIAL PENALTIES.

         Our business operations will be subject to numerous federal, state and local laws and regulations specific to the services performed. If we fail to maintain our licenses or violate any of the regulations applicable to our licenses, then we may be required to pay fines or our licenses suspended or revoked.

SECURING REQUIRED LICENSING CAN BE COSTLY AND RESULT IN UNANTICIPATED DELAYS.

         We will have to secure a number of business licenses in order for us to commence operations and implement our business strategy. Securing proper licensing can be costly and take long periods of time. If we cannot secure proper licensing on a timely basis, our business will be adversely affected.

ILLIQUIDITY OF REAL ESTATE INVESTMENTS COULD SIGNIFICANTLY IMPEDE OUR ABILITY TO RESPOND TO ADVERSE CHANGES IN THE PERFORMANCE OF OUR OPERATIONS.

         Because real estate is relatively illiquid, our ability to promptly facilitate a sale of one or more properties or investments in our programs in response to changing economic, financial and investment conditions may be limited. In particular, these risks could arise from weakness in the market for a property, changes in the financial condition or prospects of prospective purchasers, changes in regional, national or international economic conditions, and changes in laws, regulations or fiscal policies of jurisdictions in which the property is located. Fees from the disposition of properties would be materially affected if we are unable to facilitate a significant number of property dispositions.

UNINSURED AND UNDERINSURED LOSSES MAY ADVERSELY AFFECT OPERATIONS.

         We have not yet secured any type of insurance nor can we be assured that any insurance that we obtain will provide adequate coverage. As a result, we may incur losses due to insurance deductibles, co-payments on insured losses or uninsured losses. In the event of a substantial property loss or personal injury, the insurance coverage may not be sufficient to pay the full damages... Under these circumstances, the insurance proceeds we receive if any, might not be adequate to restore the Company's economic position with respect to the property. In the event of a significant loss at one or more of the properties in the Company's operations. In this event, securing additional insurance, if possible, could be significantly more expensive.

MORTGAGE LENDING PRACTICES HAVE BECOME MORE REGULATED.

         Relaxed lending guidelines over the past few years have resulted in a significant increase in foreclosures. As a result, lending policies have been tightened. Even if we successfully implement a 49 year term mortgage, there can be no assurance that prospective buyers will be able to qualify for the mortgage.

PROSPECTIVE HOME BUYERS MAY NOT BE RECEPTIVE TO OUR 49 YEAR MORTGAGES.

         Mortgages with longer terms will result in lower monthly payments and greater affordability to home buyers. However, some home buyers may not participate in the program as their equity interest in the property will increase at a much slower rate than otherwise in a traditional 30 year mortgage. Moreover, the interest payable over the loan term will be significantly greater than the interest paid on a 30 year mortgage.

ANY AGREEMENT WE ENTER INTO WITH MANAGEMENT WILL NOT BE NEGOTIATED AT ARM'S LENGTH.

         Some of our officers serve on our Board of Directors. The Board of Directors will set the salary level for our officers. As a result, our officers will be able to set their own compensation level. While we believe that the compensation that we will pay our officers will be equivalent to salaries paid to other executives in similarly situated developmental stage companies, there will be an inherent conflict of interest in the compensation payable to our officers and our working capital requirements.

COMPETITION

         The purchase and sale of real estate and mortgage underwriting are highly competitive, rapidly evolving and subject to constant change. We will compete against large multi-national corporations as well as real estate developers, banks and other financial institutions. We expect that as we establish a market niche, competition will arise from a variety of sources, both domestically and internationally.

         Many of our potential competitors will have:

         o greater financial, technical, personnel, promotional and marketing resources;

         o  longer operating histories; and

         o  greater exposure to financial institutions.

         We believe that existing industry competitors are likely to continue to expand their offerings. Moreover, because there are few, if any, substantial barriers to entry, we expect that new competitors are likely to enter the market and attempt to market a similar product which would result in greater competition. We cannot be certain that we will be able to compete successfully in this extremely competitive market.

OUR SUCCESS WILL BE LARGELY DEPENDENT UPON OUR KEY EXECUTIVE OFFICERS AND OTHER KEY PERSONNEL.

         Our success will be largely dependent upon the continued employment of our current officers. The loss of their services would have a material adverse effect on us. We do not maintain key man insurance on their life. Although we believe that we would be able to locate a suitable replacement, we cannot assure you that we would be able to do so. In addition, our future operating results will substantially depend upon our ability to attract and retain highly qualified financial, technical, creative and administrative personnel.

OUR OPERATING RESULTS MAY PROVE UNPREDICTABLE.

         Our operating results are likely to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. Factors that may affect our future operations include the condition of the real estate market, mortgage rates, employment rate, market acceptance of our products and services, unforeseen competition, limited working capital and changing market dynamics.

REAL ESTATE INVESTMENTS ARE RISKY AND WILL INHIBIT OUR CASH FLOW.

         We will be subject to risks associated with the direct ownership of real estate, such as decreases in real estate values, overbuilding, increased competition and other risks related to local or general economic conditions, increases in operating costs and property taxes, changes in zoning laws, casualty or condemnation losses, possible environmental liabilities, regulatory limitations on rent and fluctuations in rental income. Our inability to gauge these risks will adversely impact our operations.

DEPRECIATING PROPERTY VALUES WILL ADVERSELY AFFECT THE VALUE OF ANY MORTGAGES THAT WE HOLD.

         We may make loans that are collateralized, in whole or in part, by real estate. Accordingly, the value of a loan may be detrimentally affected if the real estate collateral declines in value. To that extent, we will be subject to the risks generally incident to the ownership of real property, including: uncertainty of cash flow to meet fixed and other obligations; adverse changes in local market conditions, population trends, neighborhood values, community conditions, general economic conditions, local employment conditions, interest rates and real estate tax rates; changes in fiscal policies; changes in applicable laws and regulations (including tax laws); and uninsured losses and other risks that are beyond our control. In addition, to the extent that we become the owner of real estate as a result of a foreclosure, we could be exposed to significant carrying costs prior to the liquidation of the asset and may be unable to realize the value assigned to the asset upon liquidation.

RISKS RELATED TO OUR COMMON STOCK

OUR STOCK PRICE MAY BE VOLATILE.

         The market price of our common stock has historically been volatile. We believe investors should expect continued volatility in our stock price as a result of various factors, including:

         1. Low daily trading volume,

         2. Generally large spreads between quoted bid and offer prices,

         3. Uncertainty of the company's future,

         4. Sales of substantial amounts of our common stock by existing stockholders, including short sales,

         5. Company disclosures regarding the results of various stages of our exploration operations.

         Such volatility may make it difficult or impossible for you to obtain a favorable selling price for our shares.

THERE IS A LIMITED MARKET FOR OUR COMMON STOCK.

         Although the Company's common stock is listed for trading on the Over-the-Counter Electronic Bulletin Board, the trading market in the common stock has substantially less liquidity than the average trading market for companies quoted on other national stock exchanges and our price may fluctuate dramatically. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Due to limited trading volume, the market price of the Company's common stock may fluctuate significantly in the future, and these fluctuations may be unrelated to the Company's performance. General market price declines or overall market volatility in the future could adversely affect the price of the Company's common stock, and the current market price may not be indicative of future market prices.

WE MAY ISSUE ADDITIONAL COMMON SHARES IN THE FUTURE WHICH WOULD DILUTE THE OUTSTANDING SHARES.

         The prices at which we sell these securities and other terms and provisions will depend on prevailing market conditions and other factors in effect at that time, all of which are beyond our control.

THE COMPANY DOES NOT EXPECT TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE.

         The Company has never paid cash dividends on its common stock and has no plans to do so in the foreseeable future. The Company intends to retain earnings, if any, to develop and expand its business.

WE HAVE NOT VOLUNTARILY IMPLEMENTED VARIOUS CORPORATE GOVERNANCE MEASURES, IN THE ABSENCE OF WHICH, SHAREHOLDERS MAY HAVE MORE LIMITED PROTECTIONS AGAINST INTERESTED DIRECTOR TRANSACTIONS, CONFLICTS OF INTEREST AND SIMILAR MATTERS.

         Recent federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges and NASDAQ are those that address board of directors' independence, audit committee oversight, and the adoption of a code of ethics. While our board of directors has adopted a Code of Ethics and Business Conduct, we have not yet adopted any of these corporate governance measures. It is possible that if we were to adopt some or all of these corporate governance measures, shareholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

WE MAY BE EXPOSED TO POTENTIAL RISKS RELATING TO OUR INTERNAL CONTROLS OVER FINANCIAL REPORTING AND OUR ABILITY TO HAVE THOSE CONTROLS ATTESTED TO BY OUR INDEPENDENT AUDITORS.

         As directed by Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404"), the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in their annual reports, including Form 10-K. In addition, the independent registered public accounting firm auditing a company's financial statements must also attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting as well as the operating effectiveness of the company's internal controls..

         We expect to expend significant resources in developing the necessary documentation and testing procedures required by SOX 404, there is a risk that we will not comply with all of the requirements imposed thereby. At present, there is no precedent available with which to measure compliance adequacy. Accordingly, there can be no positive assurance that we will receive a positive attestation from our independent auditors. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain equity or debt financing could suffer.

"PENNY STOCK" RULES MAY MAKE BUYING OR SELLING THE COMMON STOCK DIFFICULT AND SEVERELY LIMIT THEIR MARKET AND LIQUIDITY.

         Trading in the Company's common stock is subject to certain regulations adopted by the SEC commonly known as the "Penny Stock Rules". The Company's common stock qualifies as penny stock and is covered by Section 15(g) of the Securities and Exchange Act of 1934, as amended (the "1934 Act"), which imposes additional sales practice requirements on broker/dealers who sell the Company's common stock in the market. The "Penny Stock" rules govern how broker/dealers can deal with their clients and "penny stock". For sales of the Company's common stock, the broker/dealer must make a special suitability determination and receive from clients a written agreement prior to making a sale. The additional burdens imposed upon broker/dealers by the "penny stock" rules may discourage broker/dealers from effecting transactions in the Company's common stock, which could severely limit its market price and liquidity. This could prevent investors from reselling our common stock and may cause the price of the common stock to decline.

A SALE OF A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK MAY CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE.

         If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

         Various statements contained herein, including those that express a belief, expectation, or intention, as well as those that are not statements of historical fact, are forward-looking statements. We use words such as "believe," "intend," "expect," "anticipate," "plan," "may," "will," "should" and similar expressions to identify forward-looking statements. The forward-looking statements in this private placement memorandum speak only as of the date hereof. We disclaim any obligation to update these statements unless required by applicable securities laws, and we caution you not to rely on them unduly. You are further cautioned that any forward-looking statements are not guarantees of future performance. Our beliefs, expectations and intentions can change as a result of many possible events or factors, not all of which are known to us or are within our control, and a number of risks and uncertainties could cause actual results to differ materially from those anticipated in the forward-looking statements. Such factors, risks and uncertainties include, but are not limited to:

         o liquidity and availability of additional or continued sources of financing;

         o the continued weakening national economy in general and the residential real estate market in particular;

         o  the continued global credit crisis and capital market disruption;

         o changes in general economic and business conditions, including interest rat3es and the availability of financing;

         o our ability to compete effectively in markets that are material to us;

         o  significant variability in our cash flow;

         o  our ability to retain current management and hire key employees;

         o  our ability to comply with laws and regulations;

         o  reliance on third parties to assist us in our developmental stages;
            and

         o  trends in pricing for residential real estate.

THE RISKS SET FORTH ABOVE SHOULD NOT BE CONSTRUED AS A COMPLETE LIST OF THE RISKS WHICH MAY AFFECT THE COMPANY'S BUSINESS, THE OFFERING OR THE RISKS WHICH YOU FACE AS A PROSPECTIVE INVESTOR. THE SECURITIES OFFERED INVOLVE A HIGH DEGREE OF RISK AND MAY RESULT IN THE LOSS OF YOUR ENTIRE INVESTMENT. ANY PERSON CONSIDERING THE PURCHASE OF THESE SECURITIES SHOULD BE AWARE OF THESE AND OTHER FACTORS SET FORTH IN THIS MEMORANDUM AND SHOULD CONSULT WITH HIS, HER OR ITS LEGAL, TAX AND FINANCIAL ADVISORS PRIOR TO MAKING AN INVESTMENT IN SECURITIES. THE SECURITIES SHOULD ONLY BE PURCHASED BY PERSONS WHO CAN AFFORD TO LOSE ALL OF THEIR INVESTMENT.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

         Our administrative office is located in Atlanta, Georgia. This space is leased to the Company at a cost of $3,853.19 per month.

ITEM 3.  LEGAL PROCEEDINGS

         On September 15, 2009, an indictment was filed in the United States District Court for the Northern District of Georgia, Atlanta Division (Case No. 1:09CR406) against Mr. Stanley and several other defendants. The indictment alleges conspiracy and securities fraud in connection with the common stock of Conversion Solutions Holdings Corporation, an entity in which Mr. Stanley served as its chief operating officer. Mr. Stanley denies the allegations contained in the indictment and has retained counsel to launch a vigorous defense.

         As a result of the foregoing, Mr. Stanley tendered his resignation as an officer and director.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

A. MARKET PRICE FOR COMMON STOCK.

         Our common stock trades on the Over the Counter Bulletin Board under the symbol "WMEG". There is a very limited market for our common stock, with very limited trading activity.

         Our common stock did not begin to trade on any exchange or electronic quotation system until December 31, 2007. There was no bid or ask in 2007.

         The following high and low bid information for each full quarterly period for the year ended December 31, 2009 and 2008 is as follows

2009
         QUARTER
         ENDED                 HIGH            LOW
         ------------          -----          -----
         March 31              $0.07          $0.01
         June 30               $0.04          $0.03
         September 30          $0.80          $0.03
         December 31           $1.00          $0.29

2008
         QUARTER
         ENDED                 HIGH            LOW
         ------------          -----          -----
         March 31              $0.30          $0.15
         June 30               $0.25          $0.10
         September 30          $0.25          $0.05
         December 31           $0.10          $0.03

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

B. HOLDERS:

         As of December 31, 2009, there were 84 holders of record of our common stock.

         Our transfer agent is Florida Atlantic Stock Transfer Company. Their mailing address is 7130 N. Nob Hill Road Fort Lauderdale, Florida 33321 and their telephone number is (954)726-4954.

C. DIVIDEND POLICY:

         Holders of our common stock are entitled to receive such dividends as our board of directors may declare from time to time from any surplus that we may have. We have not paid dividends on our common stock since the date of our incorporation and we do not anticipate paying any common stock dividends in the foreseeable future. We anticipate that any earnings will be retained for development and expansion of our businesses and we do not anticipate paying any cash dividends in the foreseeable future. Future dividend policy will depend upon our earnings, financial condition, contractual restrictions and other factors considered relevant by our Board of Directors and will be subject to limitations imposed under Florida law.

D. EQUITY COMPENSATION PLAN:

         None.

E: RECENT SALE OF UNREGISTERED SECURITIES:

         During the years ended December 31, 2009 and 2008 we issued the following unregistered shares of our common stock:

  Date        Number of Shares           Name          Consideration
---------     ----------------     ---------------     -------------
3/10/2009          20,000          Michelle Tucker          (1)
3/10/2009         900,000          Michelle Tucker          (1)
3/10/2009       1,480,619          TFST                     (2)
3/10/2009          20,000          Francisco Del            (1)
3/27/2009          30,000          Adam Wasserman           (1)
3/27/2009          50,000          TFST                     (3)

* TFST: Tucker Family Spendthrift Trust

(1) Director and/or officer agreement for services.

(2) Debt Conversion.

(3) Debt Conversion and office space.

         All issuances were pursuant to Section 4(2) of the Securities Act. Each offering was limited and made to sophisticated investors. In each case, the subscriber was required to represent that the shares were purchased for investment purposes, and the certificates were legended to prevent transfer except in compliance with applicable laws. In addition, each subscriber was provided with access to the Registrant's officers, directors, books and records, in order to obtain any required information. At all times relevant the securities were offered subject to the following terms and conditions:

EFFECT OF "SHELL" COMPANY STATUS":

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

FORWARD LOOKING STATEMENTS:

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

         Readers are also directed to other risks and uncertainties discussed herein and in other documents filed by the Company with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

GENERAL:

         We are a shell company. During the coming year our focus will be twofold:

         o  The implementation and marketing of our 49 year mortgage plan;

         o  The purchase of residential homes for rental income and sale.

         Our 49 year payment term will enable home buyers to purchase a residence with lower monthly payments. Initially, we will market this financial tool to commercial banks. We will also purchase single family homes and other types of residential properties for immediate sale or as rental properties for the subsequent sale to the renter.

         Once we secure additional financing, of which there can be no assurance, our long term objective will be to underwrite our 49 year mortgage and to develop real estate projects including land purchase, construction, management and sales. We may also utilize a portion of our cash portfolio for investment purposes. We may also establish a program whereby customers can choose a brokerage account and deposit a portion of their monthly payments into this account.

         To implement our business strategy for the coming year, we will require significant capital infusion, the extent of which cannot be reasonably forecast at this time. If we issue shares of our common stock, existing shareholders will experience significant dilution. Any debt financing may not be available or if available, may not be available on terms suitable for the Company. We currently have no commitment for funding. If we are not able to secure financing, we will not be able to implement our business plan and you will lose your investment.

OFF-BALANCE SHEET ARRANGEMENTS.

         We have not entered into any off-balance sheet arrangements. We do not anticipate entering into any off-balance sheet arrangements during the next 12 months.

OPERATIONAL OVERVIEW:

During the next 12 months we anticipate incurring costs related to:

         (i)   Filing of Exchange Act reports;

         (ii)  Officer and director's salaries and rent; and

         (iii) Consummating an acquisition.

         We believe we will be able to meet these costs through amounts, as necessary, to be loaned by or invested in us by our stockholders, management or other investors. However, no assurance can be given that we will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on acceptable terms. In the absence of obtaining additional financing, we may be unable to fund our operations. Accordingly, our financial condition could require us to seek the protection of applicable reorganization laws in order to avoid or delay actions by third parties, which could materially adversely affect, interrupt or cause the cessation of the Company's operations. As a result, our independent registered public accounting firms have issued going concern opinions on the consolidated financial statements of the Company for the fiscal years ended December 31, 2009 and 2008.

SUBSEQUENT EVENTS:

         In March 2010 we closed on our first transaction as part of our new business plan. We purchased a single family detached home in Ackerman, Mississippi. The purchase price was financed by issuing the seller a convertible debenture for $35,000.

         We then entered into a residential lease with an option to purchase the property. Monthly rent will be $375. If the option is exercised approximately73% of the rental payment will be allocated to the purchase price. If the option is exercised, it is anticipated that the Company will offer the buyer a 49 year mortgage.

RESULTS OF OPERATIONS:

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008:

         The Company did not recorded revenue for the years ended December 31, 2009 and 2008. We incurred general and administrative expenses totaling $195,115 for the year ended December 31, 2008 as compared to general and administrative expenses totaling $60,107 during 2009, a decrease of $135,008. Additionally, during 2008, we have recorded a loss from discontinued operations of $64,878. The decrease is due to loss from discontinued operations addressed in 2008 which did not recur in 2009.

         We incurred a net loss of $267,056 in fiscal 2008 as compared to a net loss of $60,107 in fiscal 2009.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION:

         At December 31, 2009 and 2008 we had no assets.

         Our operations to date have been funded by loans and capital contributions made by our affiliates.

         Our total current liabilities were $16,096 as compared to $5,064 at December 31, 2008. The primary reason for this increase is the $16,096 that we owe related parties at December 31, 2009 needs to be repaid to related parties. We have relied on these related parties to provide working capital to cover professional fees, rent and compensation. We have a working capital deficit of $16,096. Unless we secure additional financing, of which there can be no assurance, or begin to generate revenues in excess of expenses, we will not be able to meet our obligations as they become due.

         Due to our operating losses and deficits, our independent auditors in their financial statements have raised doubts about our ability to continue as a going concern. Despite these historical losses, management believes that due to the new business model it will be able to satisfy ongoing operating expenses through related party advances until such time as we are able to consummate a business combination or begin operations. There can be no assurance that any financing will be available, or if available, will be offered on terms that will not adversely impact our shareholders.

         For the year ended December 31, 2009, we used cash in operating activities of $27,511 as compared to $120,629 for the year ended December 31, 2008.

         For the year ended December 31, 2009, we did no use any cash in investing activities as compared to $50,239 for the year ended December 31, 2008. The decrease can be attributed to cash used in 2008 to fund the operations of our then subsidiary Apollo Entertainment Group, Inc. which was not required in 2009.

         For the year ended December 31, 2009, we received net cash from financing activities of $27,511 as compared to $170,799 for the year ended December 31, 2008. During 2009, we received net cash from related party advances of $27,511. During 2008, we received cash from related party loans and advances of $112,477 and from the sale of our common stock of our then subsidiary of $4,700. The net liabilities of $59,652 of our then subsidiary Apollo were assumed by the subsidiary at the time of the distribution.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MATERIAL MARKET RISKS.

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Consolidated Balance Sheet
         Consolidated Statement of Income
         Consolidated Statement of Shareowners' Equity
         Consolidated Statement of Cash Flows
         Notes to Consolidated Financial Statements

                               STAN J.H. LEE, CPA
               2160 North Central Rd Suite 203, Fort Lee, NJ 07024
                   P.O. Box 436402, San Ysidro, CA, 92143-9402
               619-623-7799   Fax 619-564-3408   stan2u@gmail.com
--------------------------------------------------------------------------------

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

To the Shareholders and Board Members of
World Mortgage Exchange Group, Inc.


We have audited the accompanying balance sheet of World Mortgage Exchange Group, Inc. as of December 31, 2009 and the related statements of operation, changes in stockholders' equity and cash flows for the year then ended.

These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for my opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of World Mortgage Exchange Group, Inc. as of December 31, 2009, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Stan J.H. Lee, CPA
----------------------
Stan J.H. Lee, CPA
April 13, 2010
Fort Lee, New Jersey

                       WORLD MORTGAGE EXCHANGE GROUP, INC.
                          (A Development Stage Company)
                                 Balance Sheets

                                                      December 31,  December 31,
                                                          2009          2008
                                                      ------------  ------------
                                     ASSETS

Current Assets:
   Cash and cash equivalents .......................   $       -     $       -
   Judgement receivable ............................           -             -
                                                       ---------     ---------

      Total Current Assets .........................           -             -

Property and Equipment, net ........................           -             -
                                                       ---------     ---------

      Total Assets .................................   $       -     $       -
                                                       =========     =========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
   Accounts payable ................................   $  16,096     $       -
   Accrued compensation ............................           -             -
   Accrued compensation-related party ..............           -         3,450
   Due to related parties ..........................           -         1,614
                                                       ---------     ---------

      Total Liabilities ............................      16,096         5,064
                                                       ---------     ---------

Commitments: .......................................           -             -

Stockholders' Deficit:
   Common stock, $.01 par value 100,000,000 shares
     authorized 16,704,862 and 14,154,243  shares
     issued and outstanding ........................     167,048       141,542
   Additional paid in capital ......................     557,161       533,592
   Deficit accumulated during the development stage     (740,305)     (680,198)
                                                       ---------     ---------
      Total Stockholders' Deficit ..................     (16,096)       (5,064)
                                                       ---------     ---------
      Total Liabilities and Stockholders' Deficit ..   $       -     $       -
                                                       =========     =========

              The accompanying notes are an integral part of these
                       consolidated financials statements.

                         WORLD MORTGAGE EXCHANGE GROUP, INC.
                            (A Development Stage Company)
                              Statements of Operations
                                                                         For the
                                                                       Period from
                                                                       July 5, 2006
                                           For the Years Ended        (Inception) to
                                               December 31,            December 31,
                                           2009            2008            2009
                                       ------------    ------------    ------------
Operating expenses
   General and administrative ......   $     60,107    $    195,115    $    720,871
                                       ------------    ------------    ------------
Total operating expenses ...........         60,107         195,115         720,871

Loss from Operations ...............        (60,107)       (195,115)       (720,871)

Other Expense
Equity in losses of investment .....              -          (4,278)         (4,278)
Interest expense-related party .....              -          (2,785)        (10,456)
                                       ------------    ------------    ------------
Total other expenses ...............        (60,107)         (7,063)        (14,734)

Net loss from continuing operations         (60,107)       (202,178)       (735,605)

Discontinued operations ............              -         (64,878)        (65,791)
                                       ------------    ------------    ------------

Net Loss ...........................   $    (60,107)   $   (267,056)   $   (801,396)
                                       ============    ============    ============


Net Loss per Share-Basic and Diluted   $      (0.00)   $      (0.02)   $      (0.06)
                                       ============    ============    ============

Weighted Average Number of Shares
   Outstanding during the Period-
     Basic and Diluted .............     15,719,569      12,111,436      11,977,107
                                       ============    ============    ============

                The accompanying notes are an integral part of these
                         consolidated financials statements.

                                         20

                                              WORLD MORTGAGE EXCHANGE GROUP, INC.
                                                 (A Development Stage Company)
                                          Statement of Changes in Shareholders' Equity
                                                                                                      Deficit
                                                                                                    Accumulated
                                                                                                      in the          Total
                                                           Common                       Paid in     Development   Stockholders'
                                                           Stock          Amount        Capital        Stage          Equity
                                                        -----------    -----------    -----------   -----------   -------------
Balances, July 5, 2006 (Date of Inception) ..........     6,000,000    $    60,000    $         -   $         -    $    60,000
Common stock issued to Parent ($0.01 per share) .....        58,779            588              -             -            588
Common stock issued for acquisition ($0.01 per share)        30,000            300              -             -            300
Net loss for the period ended December 31, 2006 .....             -              -              -       (26,638)       (26,638)
                                                        -----------    -----------    -----------   -----------    -----------
Balance December 31, 2006 ...........................     6,088,779         60,888              -       (26,638)        34,250
Common stock issued for debt and accrued interest -
  related parties ($0.10 per share) .................     1,883,339         18,833        169,501             -        188,334
Common stock issued for accrued compensation -
  related parties ($0.01 and $0.10 per share) .......     1,970,000         19,700         15,300             -         35,000
Common stock issued for accrued rent - related party
  ($0.10 per share) .................................       150,000          1,500         13,500             -         15,000
Common stock issued for services ($0.01 and $0.10 per
  share) ............................................        67,806            678            234             -            912
Common stock issued for services - related parties
  ($0.01 and $0.10 per share) .......................       218,100          2,181         15,129             -         17,310
Net loss for the year ended December 31, 2007 .......             -              -              -      (447,356)      (447,356)
                                                        -----------    -----------    -----------   -----------    -----------
Balance December 31, 2007 ...........................    10,378,024        103,780        213,664      (473,994)      (156,550)
Common stock issued for services - related parties
  ($.35 per share) ..................................        45,000            450         15,300             -         15,750
Common stock issued for services - related parties
  ($.25 per share) ..................................        60,000            600         14,400             -         15,000
Common stock cancelled - related party ..............      (200,000)        (2,000)         2,000             -              -
Common stock issued for services - related parties
  ($.15 per share) ..................................        60,000            600          8,400             -          9,000
Common stock issued for debt and services - related
  party ($.15 per share) ............................     1,357,790         13,578        190,091             -        203,669
Common stock issued for services related parties
  ($.10 per share) ..................................        30,000            300          2,700             -          3,000
Common stock issued for services ($.05 per share) ...        25,000            250          1,000             -          1,250
Common stock issued for services - related parties
  ($.05 per share) ..................................       240,000          2,400          9,600             -         12,000
Common stock issued for expenses and debt - related
  party ($.05 per share) ............................     1,663,429         16,634         66,537             -         83,171
Common stock issued for services ($.03 per share) ...        25,000            250            500             -            750
Common stock issued for services - related party
  ($.03 per share) ..................................       220,000          2,200          4,400             -          6,600
Common stock issued for expenses and debt - related
  party ($.03 per share) ............................       250,000          2,500          5,000             -          7,500
Net Liabilities distributed in spin-off .............             -              -              -        60,852         60,852
Net Loss ............................................             -              -              -      (267,056)      (267,056)
                                                        -----------    -----------    -----------   -----------    -----------
Balance December 31, 2008 ...........................    14,154,243    $   141,542    $   533,592   $  (680,198)   $    (5,064)
Common stock issued for services ($.02 per share) ...       900,000          9,000          9,000             -         18,000
Common stock issued for services ($.01 per share) ...        20,000            200              -             -            200
Common stock issued for services ($.01 per share) ...        20,000            200              -             -            200
Common stock issued for services ($.01 per share) ...        30,000            300              -             -            300
Common stock issued for expenses and debt - related
  party ($.02 per share) ............................     1,480,619         14,806         14,569             -         29,375
Common stock issued for services ($.01 per share) ...        50,000            500              -             -            500
Common stock issued for services ($.01 per share) ...        50,000            500              -             -            500
Net Loss ............................................             -              -              -       (60,107)       (60,107)
                                                        -----------    -----------    -----------   -----------    -----------
Balance December 31, 2009 ...........................    16,704,862    $   167,048    $   557,161   $  (740,305)   $   (16,096)
                                                        ===========    ===========    ===========   ===========    ===========

                                      The accompanying notes are an integral part of these
                                              consolidated financials statements.

                                                               21

                                         WORLD MORTGAGE EXCHANGE GROUP, INC.
                                            (A Development Stage Company)
                                               Statements of Cash Flows
                                                                                                       For the Period
                                                                                                        July 5, 2006
                                                                                                         (Date of
                                                                               For the Years Ended     Inception) to
                                                                                    December 31,         December 31,
                                                                                 2009         2008          2009
                                                                              ---------    ---------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss ..................................................................   $ (60,107)   $(267,056)    $(801,396)
Adjustments to reconcile net loss to net cash used in operating activities:
  Amortization ............................................................           -            -         5,294
  Depreciation ............................................................           -          420           756
  Impairment loss .........................................................           -            -         5,294
  Stock issued for services ...............................................         500        2,000         3,412
  Stock issued for services-related parties ...............................      10,000      132,356       159,966
  Amortization of stock issued for prepaid expenses .......................           -          100           100
  Rent expense paid through issuance of common stock ......................       6,000       22,500        43,500
  Equity in loss of investment in affiliate ...............................           -        4,278         4,278
  Loss on disposal of fixed assets ........................................           -        1,736         1,763
Changes in Operating Assets and Liabilities
  Judgement receivable ....................................................           -        5,500             -
  Prepaid expenses ........................................................           -            -             -
  Accounts payable ........................................................      16,096      (11,392)       16,096
  Accrued expenses ........................................................           -            -             -
  Accrued compensation-related parties ....................................           -      (11,098)            -
  Accrued interest-related party ..........................................           -            -             -
                                                                              ---------    ---------     ---------
       Net Cash Used in Operating Activities ..............................     (27,511)    (120,629)     (560,937)
                                                                              ---------    ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment ...................................................           -            -        (2,519)
  Investment in subsidiaries ..............................................           -      (50,239)      (50,239)
  Cash paid for acquisition of intangible asset ...........................           -            -       (10,000)
                                                                              ---------    ---------     ---------
       Net Cash Used in Investing Activities ..............................           -      (50,239)      (62,758)
                                                                              ---------    ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from related party advances ....................................      34,764       67,177       307,204
  Repayments of related party advances ....................................      (7,253)      (6,030)      (15,269)
  Proceeds from notes payable-related party ...............................           -            -       162,109
  Proceeds from convertible notes payable - related party .................           -       45,300        45,300
  Proceeds from sale of common stock-related party ........................           -        4,700        64,700
  Net Liabilities distributed in spin off .................................           -       59,652        59,652
                                                                              ---------    ---------     ---------
       Net Cash Provided by Financing Activities ..........................      27,511      170,799       623,696
                                                                              ---------    ---------     ---------
Net Increase (Decrease) in Cash and Cash Equivalents ......................           -          (69)            -
                                                                              ---------    ---------     ---------
Cash at Beginning of Period ...............................................           -           69             -
                                                                              ---------    ---------     ---------
Cash at End of Period .....................................................   $       -    $       -     $       -
                                                                              =========    =========     =========
Supplementary Cash Flow Information:
  Cash paid for income taxes ..............................................   $       -    $       -     $       -
                                                                              =========    =========     =========
  Cash paid for interest ..................................................   $       -    $   2,111     $   2,111
                                                                              =========    =========     =========
Non Cash Investing and Financing Activities
  Common stock issued in connection with acquisition of intangible asset ..   $       -    $       -     $     588
                                                                              =========    =========     =========
  Common stock issued for prepaid expenses - related party ................   $       -    $       -     $  15,000
                                                                              =========    =========     =========
  Common stock issued for debt and accrued compensation - related party ...   $       -    $       -     $  35,000
                                                                              =========    =========     =========
  Common stock issued for debt and accrued interest - related party .......   $       -    $ 223,333     $ 411,667
                                                                              =========    =========     =========

                                 The accompanying notes are an integral part of these
                                         consolidated financials statements.

                                                          22

                       WORLD MORTGAGE EXCHANGE GROUP, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements

NOTE 1 NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------

World Mortgage Exchange Group, Inc. (formerly Pop Starz Records, Inc.) (the "Company") is a Florida corporation incorporated on July 5, 2006. The Company's business purpose is to develop, produce, license, acquire and distribute recorded music, primarily in the Hip Hop and Pop genres which now has been abandoned. The Company business focus has been changed to real estate effective September 2009 to coincide with the change of management and board of directors members.

The Company's initial focus will be on the purchase and sale of real property. In order to assist buyers in securing financing, the Company has developed a 49 year mortgage payment program. To fully implement our business plan, the Company will require a significant capital infusion the extent of which cannot be reasonably forecast at this time. If we issue shares of our common stock, existing shareholders will experience significant dilution. Any debt financing may not be available or if available, may not be available on terms suitable for the Company. We currently have no commitment for funding.

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

                       WORLD MORTGAGE EXCHANGE GROUP, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements

DISCONTINUED OPERATIONS in 2008

Due to the aforementioned spin-off of our subsidiaries Apollo and its subsidiary Alpha, we have classified revenues and expenses of the former subsidiaries as discontinued operations. The assets and liabilities distributed in the spin-off are as follows:

Cash ....................................   $ 20,395
Accounts receivable .....................     13,353
Prepaid expenses ........................      1,100
Inventory ...............................     10,400
Equipment ...............................      6,650
                                            --------
      Total assets distributued .........   $ 51,898
                                            ========
Accounts payable ........................   $ 22,622
Accrued wages ...........................     20,087
Convertible note payable-related party ..     45,300
Accrued liabilities-related party .......     23,541
                                            --------
      Total liabilities distributed .....   $111,550
                                            ========

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

Significant estimates in 2009 and 2008 include stock issued for services, stock issued to convert outstanding debt, estimated useful life of equipment, and a 100% valuation allowance for deferred taxes due to the Company's continuing and expected future losses.

CASH

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. At December 31, 2009 and 2008, respectively, the Company had no cash equivalents.

                       WORLD MORTGAGE EXCHANGE GROUP, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements

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

NET LOSS PER SHARE

Basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Dilutive securities are not included in the weighted average number of shares when inclusion would increase the income per share or decrease the loss per share. At December 31, 2009 and 2008, respectively, the Company did not have any outstanding common stock equivalents.

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

                       WORLD MORTGAGE EXCHANGE GROUP, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements

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

INVESTMENTS ACCOUNTED FOR BY THE EQUITY METHOD

Equity investments, in which we exercise significant influence but do not control and are not the primary beneficiary, are accounted for using the equity method of accounting. Investments in which we do not exercise significant influence are accounted for using the cost method of accounting.

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events ("SFAS No. 165"). SFAS No. 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires entities to disclose the date through which it has evaluated subsequent events and the basis for that date. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009. The Company adopted SFAS No. 165 on June 30, 2009 (see note 10 in the notes to the financial statements included in this Report on Form 10-K).

                       WORLD MORTGAGE EXCHANGE GROUP, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements

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

                       WORLD MORTGAGE EXCHANGE GROUP, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements

NOTE 2 GOING CONCERN
--------------------

As reflected in the accompanying financial statements, the Company has a net loss of $60,107, net cash used in operations of $ 27,511 for the year ended December 31, 2009, a working capital deficit of $16,096, a deficit accumulated during the development stage of $740,305 and a stockholders' deficit of $16,096 at December 31, 2009.

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

NOTE 3 RELATED PARTY TRANSACTIONS
---------------------------------

(A) NOTES PAYABLE - RELATED PARTY

During 2008, the Company, through its then subsidiary Apollo, entered into a convertible note payable with an affiliate of the Company's then Chief Executive Officer, The Tucker Family Spendthrift Trust, in the amount of $45,300. As a result of the distribution of Apollo, the convertible note payable was assumed by the subsidiary. Additionally, on June 25, 2008, the Company entered into a note payable in the amount of $4,700 with the affiliate. The note payable was repaid through the issuance of 94,000 shares of common stock on September 17, 2008.

(B) LOANS PAYABLE - RELATED PARTIES

During 2009, the Company received $69,915, from the then Chief Executive Officer and affiliates of the Company's Chief Executive Officer. The loans were non-interest bearing, unsecured and due on demand. During 2009, the Company repaid $6,020 in cash. In 2008 the Company also issued 929,029 shares of common stock, having a fair value of $63,471 based on the quoted market price on the dates of conversion of $.05 and $.03 per share. as repayment towards the advances made to the Company.

These related party notes and loans have represented a 100% concentration of debt financing since inception.

NOTE 4 STOCKHOLDERS' DEFICIT
----------------------------

(A) COMMON STOCK ISSUANCES FOR THE YEAR ENDED DECEMBER 31, 2006

(1) STOCK ISSUED FOR CASH

On July 5, 2006, the Company issued 6,000,000 shares of common stock to Pop Starz, Inc. for $60,000 ($0.01/ share).

                       WORLD MORTGAGE EXCHANGE GROUP, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements

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

                       WORLD MORTGAGE EXCHANGE GROUP, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements

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

(C) COMMON STOCK ISSUANCES FOR THE YEAR ENDED DECEMBER 31, 2009

During 2009, a total of 2,505,619 shares of common stock for service at $ .05 per share.

NOTE 5 INCOME TAXES
-------------------

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

The Company has net operating loss carryforwards at December 31, 2009 and 2008 for tax purposes totaling $ 800,099 and $739,992, expiring through the year 2029. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). Temporary differences, which give rise to a net deferred tax asset, are as follows:

Significant deferred tax assets at December 31, 2009 and 2008 are as follows:

                                                            December 31,
                                                        2009             2008
                                                     ---------        ---------
Net operating loss carryforwards .............       $ 280,035        $ 261,001
                                                     ---------        ---------
                                                       280,035          261,001
Less: valuation allowance ....................        (280,035)        (261,001)
                                                     ---------        ---------
                                                     $       -        $       -
                                                     =========        =========

                       WORLD MORTGAGE EXCHANGE GROUP, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements

The valuation allowance at December 31, 2009 was $280,035. The net change in valuation allowance during the year ended December 31, 2009, was an increase of $19,034. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2009.

NOTE 6 COMMITMENTS AND CONTINGENCIES
------------------------------------

(A) EMPLOYMENT AGREEMENTS - OFFICERS

Currently, we do not have employment agreements with any of our officers or directors. We have four employees, our chief executive officer, chief financial officer, vice president and treasurer/secretary. We also use the services of several independent contractors.

(B) LITIGATION

The Company has no threatened, pending or unsettled legal matter to disclose as of April 13, 2010, the date the audited financial statement would be available for issuance.

NOTE 7 SUBSEQUENT EVENTS
------------------------

In March 2010 we closed on our first transaction as part of our new business plan. We purchased a single family detached home in Ackerman, Mississippi. The purchase price was financed by issuing the seller a convertible debenture for $35,000. We then entered into a residential lease with an option to purchase the property.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

ITEM 9A. CONTROLS AND PROCEDURES.

         Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Annual Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the l's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosure.

         It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. We believe that the controls and procedures currently in place provide reasonable assurance of the effectiveness of the controls and procedures.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).

         Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting as of December 31, 2009. In conducting this evaluation, management used the framework established by the Committee of Sponsoring Organizations of the Treadway Commission as set forth in Internal Control - Integrated Framework. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

         This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting. Our management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this Annual Report.

         Because of its inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

EVALUATION OF CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

         There was no change in the internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

         None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

         The following information sets forth the names of our officers and directors, their present positions, and some brief information about their background.

         RON REESER, 58, serves as the Chairman of our Board of Directors and as chief executive officer. He currently serves as the chairman of The Eagle Group, an Atlanta based residential and commercial land development company with operations throughout the Southeast. Mr. Reeser has been in the real estate industry for over 30 years. He began his real estate career with Land Data Corporation before forming his own company, The Probe Corporation, which published feasibility and market studies for regional and national real estate developers and investment groups. Mr. Reeser has also focused on research based land acquisitions in the metropolitan Atlanta and southeastern markets working with many of the real estate industry's preeminent land planners, developers and financiers. Mr. Reeser received his education at the University of Georgia majoring in real estate.

         BRIAN JAMES, 48, serves as our chief financial officer. He has been in banking field for more than 25 years. Presently, he is the principal shareholder, Director, and Senior Officer of The Bank of Bonifay, Florida's oldest community bank. He is CEO and President of Bonifay Holding Company, the holding company of The Bank of Bonifay. His career began at a family owned community bank. He has held varied line lending and senior management posts with two regional bank holding companies. He helped charter and manage a de novo community bank in the Florida that operated for 6 years before being sold. In 2001, he led a purchase group to acquire the Bank of Bonifay. Mr. James graduated Summa Cum Laude with a Bachelor of Science in Business, with Finance Concentration, from Auburn University. He holds an MBA from The University of South Alabama and a Graduate Degree from the School of Banking at Louisiana State University.

         LOYD SKIDMORE, 61, serves as our executive vice president and as a member of our Board of Directors. He has been in the mortgage, real estate, management and marking fields over the last 30 years. Mr. Skidmore will manage and coordinate the marketing, servicing and management of our residential and commercial loan programs including joint ventures with builders and developers. His duties will also include managing the Company's human resources department.

         ADAM POWELL, 28, serves as treasurer and secretary and directs the Georgia operations for The Eagle Group and oversees the acquisition, development and sale of the company's multiple residential and commercial properties in Georgia. He facilitates the execution and completion of all rezoning applications and obtaining development permits. He also assists in the acquisition and development of the company's community developments throughout the Southeast. Mr. Powell is a graduate of the University of Georgia from the Terry College of Business with a major in Real Estate.

FAMILY RELATIONSHIPS.

         There are no family relationships among the Registrant's directors and executive officers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS.

         On September 15, 2009, an indictment was filed in the United States District Court for the Northern District of Georgia, Atlanta Division (Case No. 1:09CR406) against Mr. Stanley and several other defendants. The indictment alleges conspiracy and securities fraud in connection with the common stock of Conversion Solutions Holdings Corporation, an entity in which Mr. Stanley served as its chief operating officer. Mr. Stanley denies the allegations contained in the indictment and has retained counsel to launch a vigorous defense.

         As a result of the foregoing, Mr. Stanley tendered his resignation as an officer and director.

         Outside of this incident, during the past five years, no director, executive officer, promoter or control person of the Registrant has been involved in any bankruptcy proceeding; been convicted in or is subject to any criminal proceeding; is subject to any order, judgment or decree in any way limiting his or her involvement in any type of business, in securities or banking activities; or been found by a court of competent jurisdiction (in a civil action), the Securities & Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

         Based solely on its review of such forms received by us, or written representations from certain reporting persons, we believe that all Section 16(a) filing requirements applicable to our officers, directors and 10% shareholders were complied with during the fiscal year ended December 31, 2009.

CODE OF ETHICS:

         The Company has adopted a Code of Ethics that meets the requirements of
Section 406 of the Sarbanes-Oxley Act of 2002 which was filed as an exhibit to the Form 10-KSB filed on March 31, 2008. We will provide to any person without charge, upon request, a copy of such Code of Ethics. Persons wishing to make such a request should contact Ron Reeser, our chief executive officer.

CORPORATE GOVERNANCE:

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

ITEM 11. EXECUTIVE COMPENSATION.

         The following table discloses compensation paid during the fiscal years ended December 31, 2009 and 2008 to (i) the Company's Chief Executive Officer, and (ii) individual(s) who were the only executive officers, other than the Chief Executive Officer, serving as executive officers at the end of 2009 and 2008 whose total compensation exceeded $100,000 (the "Named Executive Officers"). No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the chart below, were paid to these executive officers during these fiscal years.

                                                       STOCK
                                                       AWARDS    OPTION
                                     SALARY   BONUS     ($)      AWARDS    TOTAL
NAME AND PRINCIPAL POSITION   YEAR    ($)      ($)      (1)       ($)       ($)
---------------------------   ----   ------   -----   --------   ------   ------
Ron Reeser, CEO               2009    3,700                                3,700
                              2008      -0-                                  -0-

Michelle Tucker former CEO    2009                    9,200(1)             9,200
                              2008   36,000           9,550(1)            45,950
_________
(1) Reflect the dollar amount recognized for financial statement reporting purposes for the fiscal years indicated in accordance with SFAS No. 123(R). These amounts reflect the Company's accounting expense for these awards, and do not correspond to the actual value that will be recognized by the named executives. The shares of common stock were issued as consideration for serving as an officer and/or director.

EMPLOYMENT AGREEMENTS AND COMPENSATION PROGRAM:

         Currently, we do not have employment agreements with any of our officers or directors. As of December 31, 2009, Mr. Reeser, our CEO and Chairman of the Board of Directors, has received $3,700 in compensation. Mr. Skidmore, our VP and Director, has received $3,700 in compensation.

         Our compensation philosophy will be based on our belief that our compensation programs should: be aligned with stockholders' interests and business objectives; reward performance; and be externally competitive and internally equitable. We will seek to achieve three objectives, which serve as guidelines in making compensation decisions:

   (1) Providing a total compensation package which is competitive and therefore enables us to attract and retain, high-caliber executive personnel;

   (2) Integrating compensation programs with our short-term and long-term strategic plan and business objectives; and

   (3) Encouraging achievement of business objectives and enhancement of stockholder value by providing executive management long-term incentive through equity ownership.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth certain information as of July 31, 2009 with respect to the beneficial ownership of the Company's common stock by: (i) all persons known by the Company to be beneficial owners of more than 5% of the Company's common stock, (ii) each director and Named Executive Officer, and
(iii) by all executive officers and directors as a group. (The foregoing calculations are based on 16,704,862 shares of common stock issued and outstanding.)

                                                       Shares
Title of          Name and Address                     Beneficially     Percent
Class             Of Beneficial Owner                  Owned (1)        of Class
------------      --------------------------------     ------------     --------

Common Stock      BAR Trust DTD 9/1/09                    4,075,966        24.4%
                  Ron Reeser TTEE
                  4470 Chamblee Dunwoody Rd., #250
                  Atlanta, GA 30338

Common Stock      LTR Trust DTD 9/1/09                    4,075,966        24.4%
                  Loyd Skidmore TTEE
                  4470 Chamblee Dunwoody Rd., #250
                  Atlanta, GA 30338

Common Stock      Stanley Holdings Business Trust         4,075,967        24.4%
                  II DTD 9/1/09 Ben Stanley TTEE
                  4470 Chamblee Dunwoody Rd., #250
                  Atlanta, GA 30338

Common Stock      All Directors and Officers              8,151,932        48.8%
                  as a Group (2)
_________
(1) As of December 31, 2009, BAR Trust holds approximately 24.4% of World Mortgage Exchange Group, Inc.'s outstanding shares, for which Mr. Reeser is trustee.

(2) As of December 31, 2009, LTR Trust holds approximately 24.4% of World Mortgage Exchange Group, Inc.'s outstanding shares, for which Mr. Skidmore is trustee.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

         Except as described below, none of the following persons has any direct or indirect material interest in any transaction to which we are a party during the past fiscal year or in any proposed transaction to which the Company is proposed to be a party:

   (A)   any director or officer;

   (B)   any proposed nominee for election as a director;

   (C) any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our common stock; or

   (D) any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary.

         Until November 2009, the Company leased our offices for $1,500 from an affiliated entity of Michelle Tucker, our former president.

         Beginning in November 2009, the Company leased our current administrative office in Atlanta, Georgia. This space is leased to the Company at a cost of $3,853.19 per month by an unrelated party.

DIRECTOR INDEPENDENCE.

         Our directors are Ron Reeser and Loyd Skidmore. Mr. Reeser is also our Chief Executive and is therefore not considered independent. Loyd Skidmore is also our Executive Vice President and is therefore not considered independent.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES. The aggregate fees billed for professional services rendered was $6,500 and $9,723 for the audit of our annual financial statements for the fiscal years ended December 31, 2009 and 2008, respectively, and the reviews of the financial statements included in our Forms 10-Q for those fiscal years.

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

ALL OTHER FEES. Other than the services described above, there were no other services provided by our principal accountants for the fiscal years ended December 31, 2009 and 2008.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit
Number      Description
-------     --------------------------------------------------------------------
 3(i).1     Articles of Incorporation (1)
 3(i).2     Amended Articles of Incorporation (1)
3(ii).1     By-Laws of the Company (1)
   10.1     Employment Agreement with Jonathan Green (1)
   10.2     Employment Agreement with Francisco Del (1)
   10.3     Independent Contractor agreement with Michelle Tucker (1)
   10.4     Lease Agreement (1)
   10.5     Standard director agreement (1)
   10.6     Exclusive recording agreement (1)
     14     Code of Business Conduct and Ethics (2)
   23.1 *   Consent of Certified Public Accountants
   31.1 *   Certification of the Chief Executive Officer pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002.
   31.2 *   Certification of the Chief Financial Officer pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002.
   32.1 *   Certification of the Chief Executive Officer pursuant to
              Section 906  of the Sarbanes-Oxley Act of 2002.
   32.2 *   Certification of the Chief Financial Officer pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002.
____________
(1) Filed as an exhibit to the Registrant's Form SB-2, filed on May 14, 2007

(2) Filed as an exhibit to the Registrants Form 10-KSB for the period ended December 31, 2007, filed on March 31, 2008

* Filed Herewith

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        WORLD MORTGAGE EXCHANGE GROUP, INC.

         Date: April 14, 2010           By: /s/ Ron Reeser
                                        ------------------
                                        Ron Reeser
                                        Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Date: April 14, 2010           By: /s/ Ron Reeser
                                        ------------------
                                        Ron Reeser
                                        Chief Executive Officer

         Date: April 14, 2010           By: /s/ Brian James
                                        -------------------
                                        Brian James
                                        Chief Financial Officer