Form 10-Q
period 2010-03-31
World Mortgage Exchange Group, Inc.
filed 2010-05-21
CIK 1398488

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended: MARCH 31, 2010

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

                     4470 Chamblee Dunwoody Road, Suite 250
                             Atlanta, Georgia 30038
                    ----------------------------------------
                    (Address of principal executive offices)

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

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). |X| Yes |_| No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 30, 2010, the Company had authorized 100,000,000 shares of $.01 par value common stock of which 16,704,862 shares of common stock were issued and outstanding.

                      WORLD MORTGAGE EXCHANGE GROUP, INC.
                                     INDEX

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements ..............................................   2

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operation .........................................  11

Item 3.  Quantitative and Qualitative Disclosure About Market Risk .........  13

Item 4.  Controls and Procedures ...........................................  13

Item 4T. The information required by Item 4t is contained in Item 4.


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings .................................................  14

Item 1A. Risk Factors ......................................................  14

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds .......  21

Item 3.  Defaults upon senior securities ...................................  21

Item 4.  Submission of matters to a vote of security holders ...............  21

Item 5.  Other information .................................................  21

Item 6.  Exhibits ..........................................................  21

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      WORLD MORTGAGE EXCHANGE GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                      March 31,    December 31,
                                                         2010          2009
                                                     -----------   ------------
                                                     (Unaudited)     (Audited)

                      ASSETS

Current Assets:
  Cash and cash equivalents ......................   $    31,132   $         -
                                                     -----------   -----------
    Total Current Assets .........................   $    31,132   $         -
                                                     -----------   -----------
Non-Current Assets:
  Inventory ......................................   $    35,000   $         -
  Goodwill .......................................   $        --   $         -
                                                     -----------   -----------
    Total Non-Current Assets .....................   $    35,000   $         -
                                                     -----------   -----------

    Total Current and Non-Current Assets .........   $    66,132   $         -
                                                     ===========   ===========

       LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable ...............................   $         -   $    16,096
  Accrued compensation-related party .............             -             -
  Due to related parties .........................             -             -
                                                     -----------   -----------
    Total Current Liabilities ....................             -        16,096
                                                     -----------   -----------
Non-Current Liabilities:
  Bonds payable ..................................   $   136,000   $         -
                                                     -----------   -----------
    Total Non-Current Liabilities ................   $   136,000   $         -
                                                     -----------   -----------

    Total Current and Non-Current Liabilities ....   $   136,000   $    16,096
                                                     -----------   -----------

Commitments: .....................................             -             -

Stockholders' Deficit:
  Common stock, $.01 par value 100,000,000 shares
   authorized 16,704,862 and 14,154,243 shares
   issued and outstanding ........................       167,048       167,048
  Additional paid in capital .....................       557,161       557,161
  Deficit accumulated during the development stage      (794,077)     (740,305)
                                                     -----------   -----------
    Total Stockholders' Deficit ..................       (69,868)      (16,096)
                                                     -----------   -----------
    Total Liabilities and Stockholders' Deficit      $    66,132   $         -
                                                     ===========   ===========

          See Accompanying Notes to the Unaudited Financial Statements

                        WORLD MORTGAGE EXCHANGE GROUP, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                         UNAUDITED STATEMENTS OF OPERATIONS
                                                                         For the
                                                                       period from
                                                                       July 5, 2006
                                        For the Three Months Ended     (Inception)
                                                 March 31,             to March 31,
                                           2010            2009            2010
                                       ------------    ------------    ------------
Operating expenses:
  General and administrative .......   $     53,772    $     23,951    $    774,643
                                       ------------    ------------    ------------
    Total operating expenses........         53,772          23,951         774,643
                                       ------------    ------------    ------------
Loss from operations                        (53,772)        (23,951)       (774,643)

Other Expense:
  Equity in losses of investment ...              -               -          (4,278)
  Interest expense - related party .              -               -         (10,456)
                                       ------------    ------------    ------------
    Total other expenses ...........              -               -         (14,734)
                                       ------------    ------------    ------------
Net Loss from continuing operations         (53,772)        (23,951)       (789,377)
                                       ============    ============    ============

Discontinuing operations ...........              -               -         (65,791)
                                       ------------    ------------    ------------
Net Loss ...........................   $    (53,772)   $    (23,951)   $   (855,168)
                                       ============    ============    ============


Net Loss per Share-Basic and Diluted   $      (0.00)   $      (0.00)   $      (0.07)
                                       ============    ============    ============

Weighted Average Number of Shares
  Outstanding during the Period-
    Basic and Diluted...............     16,704,862      14,734,276      12,285,439
                                       ============    ============    ============

            See Accompanying Notes to the Unaudited Financial Statements

                                         4

                                         WORLD MORTGAGE EXCHANGE GROUP, INC.
                                            (A DEVELOPMENT STAGE COMPANY)
                                         UNAUDITED STATEMENTS OF CASH FLOWS
                                                                                                    For the Period
                                                                           For the Three Months      July 5, 2006
                                                                                  Ended           (Date of Inception)
                                                                                 March 31,           to March 31,
                                                                             2010        2009            2010
                                                                          ---------   ---------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss ...............................................................  $ (53,772)  $ (23,951)      $ (855,168)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Amortization .........................................................          -           -            5,294
  Depreciation .........................................................          -           -              756
  Impairment loss ......................................................          -           -            5,294
  Stock issued for services ............................................          -         500            3,412
  Stock issued for services-related parties ............................          -       8,050          159,966
  Bad debt expense-related party .......................................          -           -                -
  Accrued rent and rent expense paid through issuance of common stock             -       6,000           43,500
  Equity in loss of investment in affiliate ............................          -           -            4,278
  Loss on disposal of fixed assets .....................................          -           -            1,763
  Amortization of stock issued for prepaid expenses ....................          -           -              100
Changes in Operating Assets and Liabilities
  Accounts receivable ..................................................          -           -                -
  Judgment receivable ..................................................          -           -                -
  Prepaid expenses .....................................................          -           -                -
  Inventory ............................................................          -           -                -
  Accounts payable .....................................................    (16,096)      2,589                -
  Accrued expenses .....................................................          -           -                -
  Accrued compensation-related parties .................................          -           -                -
  Accrued interest-related party .......................................          -           -                -
                                                                          ---------   ---------       ----------
    Net Cash Used in Operating Activities ..............................    (69,868)     (6,812)        (630,805)
                                                                          ---------   ---------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment ................................................          -           -           (2,519)
  Investment in subsidiaries ...........................................          -           -          (50,239)
  Cash paid for acquisition of intangible asset ........................          -           -          (10,000)
                                                                          ---------   ---------       ----------
    Net Cash Used in Investing Activities ..............................          -           -          (62,758)
                                                                          ---------   ---------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from related party advances .................................          -       9,312          307,204
  Repayments of related party advances .................................          -           -          (15,269)
  Proceeds from notes payable-related party ............................          -           -          162,109
  Proceeds from convertible notes payable-related party ................          -           -           45,300
  Proceeds from sale of common stock-related party .....................          -           -           64,700
  Proceeds from sale of long-term bond .................................    101,000           -          101,000
  Net Liabilities distributed in spin off ..............................          -           -           59,652
                                                                          ---------   ---------       ----------
    Net Cash Provided by Financing Activities ..........................    101,000       9,312          724,696
                                                                          ---------   ---------       ----------
Net Increase (Decrease) in Cash and Cash Equivalents ...................     31,132       2,500           31,132
                                                                          ---------   ---------       ----------
Cash at Beginning of Period ............................................          -           -                -
                                                                          ---------   ---------       ----------
Cash at End of Period ..................................................  $  31,132   $   2,500       $   31,132
                                                                          =========   =========       ==========
Supplementary Cash Flow Information:
Cash paid for income taxes .............................................  $       -   $       -       $        -
                                                                          =========   =========       ==========
Cash paid for interest .................................................  $       -   $       -       $    2,111
                                                                          =========   =========       ==========
Non Cash Investing and Financing Activities
  Common stock issued in connection with acquisition of intangible asset  $       -   $       -       $      588
                                                                          =========   =========       ==========
  Common stock issued for prepaid expense related party ................  $       -   $       -       $   15,000
                                                                          =========   =========       ==========
  Common stock issued for accrued expenses - related party .............  $       -   $  16,000       $        -
                                                                          =========   =========       ==========
  Common stock issued for debt and accrued compensation - related party   $       -   $  21,806       $   35,000
                                                                          =========   =========       ==========
  Common stock issued for debt and accrued interest - related party ....  $       -   $       -       $  411,667
                                                                          =========   =========       ==========

                            See Accompanying Notes to the Unaudited Financial Statements

                                                          5

                      World Mortgage Exchange Group, Inc.
                         (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
------------------------------

      The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the full year. Management has evaluated subsequent events, and the impact on the reported results and disclosures, through May 20, 2010 which is the date these financial statements were filed with the Securities and Exchange Commission.

      The unaudited interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management's Discussion and Analysis, for the year ended December 31, 2009. The interim results for the period ended March 31, 2010 are not necessarily indicative of the results for the full fiscal year.

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

      Significant estimates in 2010 and 2009 include, stock issued for services, stock issued to convert outstanding debt, estimated useful life of equipment, and a 100% valuation allowance for deferred taxes due to the Company's continuing and expected future losses.

CASH AND CASH EQUIVALENTS

      For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. At March 31, 2010, the Company had cash and cash equivalents in the amount of $31,132, as compared to no cash and cash equivalents for the period ended December 31, 2009.

EARNINGS PER SHARE

      Basic earnings/(loss) per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted earnings/(loss) per share is computed by dividing net income/(loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted earnings/(loss) per common share is not presented because it is anti-dilutive. For the three months ended March 31, 2010 and 2009, and for the period from July 5, 2006 (inception) to March 31, 2010, respectively, the Company did not have any outstanding dilutive securities.

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

SEGMENT INFORMATION

      The Company follows Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." During 2010, the Company only operated in one segment; therefore, segment information has not been presented.

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

NOTE 3 - GOING CONCERN
----------------------

      As reflected in the accompanying financial statements, the Company has a net loss of $53,772, net cash used in operations of $69,868 for the period ended March 31, 2010, a working capital surplus of $31,132, a deficit accumulated during the development stage of $794,077 and a stockholders' surplus of $66,132 at March 31, 2010.

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

                      World Mortgage Exchange Group, Inc.
                         (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 4 - STOCKHOLDERS' EQUITY (DEFICIT)
---------------------------------------

      At March 31, 2010, the authorized capital of the company consists of 100,000,000 shares of common stock with a par value of $.01. On March 31, 2010, there are 16,704,862 shares issued and outstanding.

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

NOTE 5 - SUBSEQUENT EVENTS
--------------------------

There is no subsequent event to disclose.

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

CURRENT BUSINESS STRATEGY

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2010 AND 2009

      In March 2010 we closed on our first transaction as part of our new business plan. We purchased a single family detached home in Ackerman, Mississippi. The purchase price was financed by issuing the seller a convertible debenture for $35,000.

      We did not generate any revenues from continuing operations during the three months ended March 31, 2010 and March 31, 2009, respectively.

      During the three months ended March 31, 2010 we incurred general and administrative expenses totaling $53,772, as compared to $23,951 for the same period in the prior year. The increase in the current year was due primarily to an increase in expenses to implement new business plan.

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 2010, we have current assets in the amount of $31,132 and non-current assets in the form of inventory in the amount of $35,000, as compared to no current or non-current assets on December 31, 2009.

      Our operations to date have been funded by loans and capital contributions made by our affiliates and private investors.

      We have no total current liabilities as compared to $16,096 at December 31, 2009. The primary reason for this decrease is the $16,096 we owed at December 31, 2009 was repaid. We have a working capital surplus of $31,132. Unless we secure additional financing, of which there can be no assurance, or begin to generate revenues in excess of expenses, we will not be able to meet our obligations beyond the current surplus.

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

      For the three months ended March 31, 2010, we used cash in operating activities of $69,868 as compared to $6,812 for the period ended March 31, 2009.

      For the three months ended March 31, 2010 and 2009, we did not use any cash in investing activities.

      For the three months ended March 31, 2010, we received net cash provided by financing activities of $101,000 as compared to $9,312 for the three months ended March 31, 2009. During 2010, we received cash from affiliates and private investors of $101,000. During 2009, we received cash from related party loans and advances of $9,312.

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

      There are several accounting policies that we believe are significant to the presentation of our financial statements and require management's most difficult, complex or subjective judgments about matters that are inherently uncertain. We believe our most critical accounting policies include (i) use of estimates, which is described more fully above and (ii) the carrying values of goodwill and other long-lived assets. Our significant accounting policies and critical accounting estimates are disclosed more fully in our Annual Report on Form 10-K for the year ended December 31, 2009. We do not believe there have been significant changes to our critical accounting policies and estimates subsequent to December 31, 2009.

OFF BALANCE SHEET ARRANGEMENTS

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

      There was no change in the internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

      As of May 15, 2010, the Company is not involved in any legal proceedings.

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

UNINSURED AND UNDERINSURED LOSSES MAY ADVERSELY AFFECT OPERATIONS.

      We have not yet secured any type of insurance nor can we be assured that any insurance that we obtain will provide adequate coverage. As a result, we may incur losses due to insurance deductibles, co-payments on insured losses or uninsured losses. In the event of a substantial property loss or personal injury, the insurance coverage may not be sufficient to pay the full damages ... Under these circumstances, the insurance proceeds we receive if any, might not be adequate to restore the Company's economic position with respect to the property. In the event of a significant loss at one or more of the properties in the Company's operations. In this event, securing additional insurance, if possible, could be significantly more expensive.

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

      As directed by Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404"), the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in their annual reports, including Form 10-K. In addition, the independent registered public accounting firm auditing a company's financial statements must also attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting as well as the operating effectiveness of the company's internal controls ..

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

32.1 *      Certification of the Chief Executive Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002.

32.2 *      Certification of the Chief Financial Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002.

(1) Secretary of State of Florida Name change

* Filed herewith

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        World Mortgage Exchange Group, Inc.

Date:  May 20, 2010                     By: /s/Ron Reeser
                                            -------------
                                        Ron Reeser
                                        Chief Executive Officer


Date:  May 20, 2010                     By: /s/ Brian James
                                            ---------------
                                        Brian James
                                        Chief Financial Officer