Form 10-Q
period 2010-06-30
World Mortgage Exchange Group, Inc.
filed 2010-08-12
CIK 1398488

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended: JUNE 30, 2010

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

                     4470 Chamblee Dunwoody Road, Suite 250
                             Atlanta, Georgia 30338
                    ----------------------------------------
                    (Address of principal executive offices)

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

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). |X| Yes |_| No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 30, 2010, the Company had authorized 100,000,000 shares of $.01 par value common stock of which 16,704,862 shares of common stock were issued and outstanding.

                      WORLD MORTGAGE EXCHANGE GROUP, INC.
                                     INDEX

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements ..............................................   2

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operation .........................................  13

Item 3.  Quantitative and Qualitative Disclosure About Market Risk .........  15

Item 4.  Controls and Procedures ...........................................  15

Item 4T. The information required by Item 4t is contained in Item 4.


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings .................................................  16

Item 1A. Risk Factors ......................................................  16

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds .......  23

Item 3.  Defaults upon senior securities ...................................  23

Item 4.  Submission of matters to a vote of security holders ...............  23

Item 5.  Other information .................................................  23

Item 6.  Exhibits ..........................................................  23

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      WORLD MORTGAGE EXCHANGE GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                       June 30,    December 31,
                                                         2010          2009
                                                     -----------   ------------
                                                     (Unaudited)     (Audited)

                      ASSETS

Current Assets:
  Cash and cash equivalents ......................   $     2,151   $         -
                                                     -----------   -----------
    Total Current Assets .........................   $     2,151   $         -
                                                     -----------   -----------
Non-Current Assets:
  Inventory ......................................   $    35,000   $         -
  Goodwill .......................................   $         -   $         -
                                                     -----------   -----------
    Total Non-Current Assets .....................   $    35,000   $         -
                                                     -----------   -----------

    Total Current and Non-Current Assets .........   $    37,151   $         -
                                                     ===========   ===========

       LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable ...............................   $         -   $    16,096
  Accrued compensation-related party .............             -             -
  Due to related parties .........................             -             -
                                                     -----------   -----------
    Total Current Liabilities ....................             -        16,096
                                                     -----------   -----------
Non-Current Liabilities:
Convertible debenture ............................        35,000             -
Advance from affiliates and private investors ....       101,000             -
                                                     -----------   -----------
    Total Non-Current Liabilities ................   $   136,000   $         -
                                                     -----------   -----------

    Total Current and Non-Current Liabilities ....   $   136,000   $    16,096
                                                     -----------   -----------

Commitments: .....................................             -             -

Stockholders' Deficit:
  Common stock, $.01 par value 100,000,000 shares
   authorized 16,704,862 and 14,154,243 shares
   issued and outstanding ........................       167,048       167,048
  Additional paid in capital .....................       557,161       557,161
  Deficit accumulated during the development stage      (823,058)     (740,305)
                                                     -----------   -----------
    Total Stockholders' Deficit ..................       (98,849)      (16,096)
                                                     -----------   -----------
    Total Liabilities and Stockholders' Deficit      $    37,151   $         -
                                                     ===========   ===========

          See Accompanying Notes to the Unaudited Financial Statements

                                     WORLD MORTGAGE EXCHANGE GROUP, INC.
                                        (A DEVELOPMENT STAGE COMPANY)
                                      UNAUDITED STATEMENTS OF OPERATIONS
                                                                                                    For the
                                                                                                  period from
                                                                                                  July 5, 2006
                                       For the Three Months Ended     For the Six Months Ended    (Inception)
                                                June 30,                      June 30,             to June 30,
                                          2010           2009           2010           2009           2010
                                      ------------   ------------   ------------   ------------   ------------
Operating Revenue
  Rental Revenue ...................  $      1,125   $          -   $      1,125   $          -   $      1,125
                                      ------------   ------------   ------------   ------------   ------------
Total Revenue ......................         1,125              -          1,125              -          1,125

Operating expenses
  General and administrative .......  $     30,106   $     16,631   $     83,878   $     40,582   $    804,749
                                      ------------   ------------   ------------   ------------   ------------
Total operating expenses ...........        30,106         16,631         83,878         40,582        804,749

Other Expense
Equity in losses of investment .....             -              -              -              -         (4,278)
Interest expense - related party ...             -              -              -              -        (10,456)
                                      ------------   ------------   ------------   ------------   ------------
Total other expenses ...............             -              -              -              -        (14,734)
                                      ------------   ------------   ------------   ------------   ------------

Net Loss from continuing operations        (28,981)       (16,631)       (82,753)       (40,582)      (818,358)

Discontinuing operations ...........             -              -              -              -        (65,791)
                                      ------------   ------------   ------------   ------------   ------------
Net Loss ...........................  $    (28.981)  $    (16,631)       (82,753)  $    (40,548)      (884,149)
                                      ============   ============   ============   ============   ============


Net Loss per Share-Basic and Diluted  $      (0.00)  $      (0.00)  $      (0.00)  $      (0.00)  $      (0.08)
                                      ============   ============   ============   ============   ============

Weighted Average Number of Shares
  Outstanding during the Period-
    Basic and Diluted ..............    16,704,862     16,704,862     16,704,862     14,734,276     12,556,016
                                      ============   ============   ============   ============   ============

                         See Accompanying Notes to the Unaudited Financial Statements

                                                      4

                                         WORLD MORTGAGE EXCHANGE GROUP, INC.
                                            (A DEVELOPMENT STAGE COMPANY)
                                         UNAUDITED STATEMENTS OF CASH FLOWS
                                                                                                    For the Period
                                                                           For the Six Months        July 5, 2006
                                                                                  Ended           (Date of Inception)
                                                                                 June 30,             to June 30,
                                                                             2010        2009            2010
                                                                          ---------   ---------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss ...............................................................  $ (82,753)  $ (40,582)      $ (884,149)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Amortization .........................................................          -           -            5,294
  Depreciation .........................................................          -           -              756
  Impairment loss ......................................................          -           -            5,294
  Stock issued for services ............................................          -         500            3,412
  Stock issued for services-related parties ............................          -      10,000          159,966
  Bad debt expense-related party .......................................          -           -                -
  Accrued rent and rent expense paid through issuance of common stock             -       6,000           43,500
  Equity in loss of investment in affiliate ............................          -           -            4,278
  Loss on disposal of fixed assets .....................................          -           -            1,763
  Amortization of stock issued for prepaid expenses ....................          -           -              100
Changes in Operating Assets and Liabilities
  Accounts receivable ..................................................          -           -                -
  Judgment receivable ..................................................          -           -                -
  Prepaid expenses .....................................................          -           -                -
  Inventory ............................................................          -           -                -
  Accounts payable .....................................................    (16,096)         17                -
  Accrued expenses .....................................................          -      11,570                -
  Accrued compensation-related parties .................................          -           -                -
  Accrued interest-related party .......................................          -           -                -
                                                                          ---------   ---------       ----------
    Net Cash Used in Operating Activities ..............................    (98,849)    (12,495)        (659,786)
                                                                          ---------   ---------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property for inventory ................................    (35,000)          -                -
  Purchase of equipment ................................................          -           -           (2,519)
  Investment in subsidiaries ...........................................          -           -          (50,239)
  Cash paid for acquisition of intangible asset ........................          -           -          (10,000)
                                                                          ---------   ---------       ----------
    Net Cash Used in Investing Activities ..............................    (35,000)          -          (62,758)
                                                                          ---------   ---------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from related party advances .................................          -      12,495          307,204
  Repayments of related party advances .................................          -           -          (15,269)
  Advance from affiliates and private investors ........................     35,000           -                -
  Proceeds from notes payable-related party ............................          -           -          162,109
  Proceeds from convertible notes payable-related party ................          -           -           45,300
  Proceeds from sale of common stock-related party .....................          -           -           64,700
  Proceeds from sale of long-term bond .................................    101,000           -          101,000
  Net Liabilities distributed in spin off ..............................          -           -           59,652
                                                                          ---------   ---------       ----------
    Net Cash Provided by Financing Activities ..........................    136,000     (12,495)         724,696
                                                                          ---------   ---------       ----------
Net Increase (Decrease) in Cash and Cash Equivalents ...................      2,151           -            2,151
                                                                          ---------   ---------       ----------
Cash at Beginning of Period ............................................          -           -                -
                                                                          ---------   ---------       ----------
Cash at End of Period ..................................................  $   2,151   $       -       $    2,151
                                                                          =========   =========       ==========
Supplementary Cash Flow Information:
Cash paid for income taxes .............................................  $       -   $       -       $        -
                                                                          =========   =========       ==========
Cash paid for interest .................................................  $       -   $       -       $    2,111
                                                                          =========   =========       ==========
Non Cash Investing and Financing Activities
  Common stock issued in connection with acquisition of intangible asset  $       -   $       -       $      588
                                                                          =========   =========       ==========
  Common stock issued for prepaid expense related party ................  $       -   $       -       $   15,000
                                                                          =========   =========       ==========
  Common stock issued for accrued expenses - related party .............  $       -   $  16,000       $        -
                                                                          =========   =========       ==========
  Common stock issued for debt and accrued compensation - related party   $       -   $  21,806       $   35,000
                                                                          =========   =========       ==========
  Common stock issued for debt and accrued interest - related party ....  $       -   $       -       $  411,667
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

                            See Accompanying Notes to the Unaudited Financial Statements

                                                          5

                      World Mortgage Exchange Group, Inc.
                         (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
------------------------------

      The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the full year. Management has evaluated subsequent events, and the impact on the reported results and disclosures, through August 12, 2010 which is the date these financial statements are available for issuance.

      The unaudited interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management's Discussion and Analysis, for the year ended December 31, 2009. The interim results for the period ended June 30, 2010 are not necessarily indicative of the results for the full fiscal year.

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

CASH AND CASH EQUIVALENTS

      For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. At June 30, 2010, the Company had cash and cash equivalents in the amount of $2,151, as compared to no cash and cash equivalents for the period ended December 31, 2009.

EARNINGS PER SHARE

      Basic earnings/(loss) per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted earnings/(loss) per share is computed by dividing net income/(loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted earnings/(loss) per common share is not presented because it is anti-dilutive. For the three and six month ended June 30, 2010 and 2009, and for the period from July 5, 2006 (inception) to June 30, 2010, respectively, the Company did not have any outstanding dilutive securities.

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

RECENT ACCOUNTING PRONOUNCEMENTS

      On April 1, 2009, the Company implemented the provisions of ASC 805 "Business Combinations" ("ASC 805") which provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired. The standard now requires the assets acquired, liabilities assumed, and any non-controlling interest to be measured at their fair values as of the acquisition date. ASC 805 also requires expensing of acquisition related costs and restructuring costs, and re-measurement of earn out provisions at fair value. This standard is effective for any of the Company's business combinations on or after April 1, 2009. The adoption of this standard did not have any effect on the Company's consolidated financial statements.

      On April 1, 2009, the Company implemented the provisions ASC 820, "Fair Value Measurements and Disclosures" ("ASC 820"). ASC 820 provides a consistent definition of fair value that focuses on exit price, prioritizes the use of market-based inputs over entity-specific inputs for measuring fair value and establishes a three-level hierarchy for fair value measurements. The Provisions of ASC 820, as issued, are effective for the fiscal years beginning after November 15, 2007. In February 2008, the Financial Accounting Standards Board, or FASB delayed the effective date for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope. The adoption of this standard did not have any effect on the Company's consolidated financial statements.

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

      In June 2009, the FASB, issued ASC 105 which is the single source of authoritative nongovernmental U.S. generally accepted accounting principles, or GAAP, superseding existing FASB, American Institute of Certified Public Accountants, or AICPA, Emerging Issues Task Force, or EITF, and related accounting literature. This standard reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. This standard was effective for financial statements issued for reporting periods that end after September 15, 2009. The Company adopted this standard for the interim period ending September 26, 2009. The adoption of this standard did not have a material impact on our financial statements, however, it did change our references to GAAP in our consolidated financial statements.

      In June 2009, the FASB issued authoritative guidance that eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires on-going qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This guidance is effective for fiscal years beginning after November 15, 2009. The adoption of this guidance is not anticipated to have a material impact on the Company's consolidated financial statements.

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

      Effective September 15, 2009, the Company adopted a new accounting standard that establishes the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") as the exclusive reference to be applied in the preparation of financial statements in conformity with GAAP. Accordingly, all references to legacy guidance issued under previously recognized authoritative literature have been removed in the third quarter of fiscal 2009. The Company's adoption of this authoritative guidance changed how it references GAAP in its disclosures.

      In October 2009, the FASB issued guidance on the accounting for multiple-deliverable revenue arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable; eliminates the residual method of allocation and requires arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method; and requires a vendor to determine its best estimate of selling price in a manner consistent with that used to determine the selling price of the deliverable on a stand-alone basis. This guidance also expands the required disclosures related to a vendor's multiple-deliverable revenue arrangements. The guidance is effective beginning February 1, 2011 with early adoption permitted. The Company does not believe the adoption of this standard will have a material impact on our consolidated results of operations, financial condition, cash flows, or disclosures.

                      World Mortgage Exchange Group, Inc.
                         (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

      In October 2009, the FASB issued ASU No. 2009-13, "Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force)," which amends ASC 605-25, "Revenue Recognition:
Multiple-Element Arrangements." ASU No. 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. This ASU replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. ASU No. 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration. Additionally, ASU No. 2009-13 requires expanded disclosures. This ASU will become effective for us for revenue arrangements entered into or materially modified on or after April 1, 2011. Earlier application is permitted with required transition disclosures based on the period of adoption. We are currently evaluating the impact of this standard on our consolidated financial statements.

      In October 2009, the FASB issued ASU No. 2009-14, "Software (Topic 985):
Certain Revenue Arrangements That Include Software Elements (a consensus of the FASB Emerging Issues Task Force)." ASU No. 2009-14 amends ASC 985-605, "Software: Revenue Recognition," such that tangible products, containing both software and non-software components that function together to deliver the tangible product's essential functionality, are no longer within the scope of ASC 985-605. It also amends the determination of how arrangement consideration should be allocated to deliverables in a multiple-deliverable revenue arrangement. This ASU will become effective for us for revenue arrangements entered into or materially modified on or after April 1, 2011. Earlier application is permitted with required transition disclosures based on the period of adoption. We are currently evaluating the impact of this standard on our consolidated financial statements. Both ASU No. 2009-13 and ASU No. 2009-14 must be adopted in the same period and must use the same transition disclosures.

      In January 2010, the FASB issued an update that improves the requirements related to fair value measurements and disclosures about transfers between Level 1, Level 2 and Level 3 assets and the disaggregated activity in the roll forward for Level 3 fair value measurements. These new disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company does not expect the adoption of these expanded disclosures to have a material impact on its consolidated financial statements.

      In February 2010, the FASB issued Accounting Standards Update ("ASU") No. 2010-09 ("ASU 2010-09"), which amends ASC 855 to address certain implementation issues related to an entity's requirement to perform and disclose subsequent-events procedures. The new guidance clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued. Management must perform its assessment for both interim and annual financial reporting periods. ASU 2010-09 also exempts SEC filers from disclosing the date through which subsequent events have been evaluated. The adoption of this amended standard did not have a material impact on the company's consolidated financial statements.

IMPACT OF NEW ACCOUNTING STANDARDS

      The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.

                      World Mortgage Exchange Group, Inc.
                         (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 3 - GOING CONCERN
----------------------

      As reflected in the accompanying financial statements, the Company has a net loss of $83,878, net cash used in operations of $98,849 for the six months ended June 30, 2010, a working capital surplus of $2,151, a deficit accumulated during the development stage of $823,058 and a stockholders' deficit of $98,849 at June 30, 2010 indicating lack of profitability in the past and raising doubt about future liquidity

      In addition, the Company is in the development stage and has not yet generated any revenues. The ability of the Company to continue as a going concern is dependent upon the Company's ability to further implement its business plan and to continue to raise funds through debt or equity raises. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 - CONVERTIBLE DEBENTURES

      During March of 2010, the Company issued a $35,000 convertible debenture to Matthew King which will mature in March of 2013. The note will pay an annualized rate of return equal to 7% and can be converted at any time for the greater of $1.00 per share or 80% of the last 10 days bid price.

NOTE 5 - ADVANCE FROM AFFILAITES AND PRIVATE INVESTORS

      During March of 2010, the Company received $101,000 from affiliates to provide operating capital. The Advancement will be re-paid at an annualized rate of return equal to 7%.

NOTE 6 - STOCKHOLDERS' EQUITY (DEFICIT)
---------------------------------------

      At June 30, 2010, the authorized capital of the company consists of 100,000,000 shares of common stock with a par value of $0.01. On June 30, 2010, there are 16,704,862 shares issued and outstanding.

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

NOTE 7 - SUBSEQUENT EVENTS
--------------------------

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

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

      In March 2010 we closed on our first transaction as part of our new business plan. We purchased a single family detached home in Ackerman, Mississippi. The purchase price was financed by issuing the seller a convertible debenture for $35,000.

      We generated revenues from continuing operations during the three and six months ended June 30, 2010 of $1,125 from the Ackerman, Mississippi property. We did not generate any revenue from continuing operations during the three and six months ended June 30, 2009.

      During the three months ended June 30, 2010 we incurred general and administrative expenses totaling $30,106, as compared to $16,631 for the same period in the prior year. The increase in the current year was due primarily to an increase in expenses to implement new business plan.

      During the six months ended June 30, 2010 we incurred general and administrative expenses totaling $83,878, as compared to $40,582 for the same period in the prior year. The increase in the current year was due primarily to an increase in expenses to implement new business plan.

LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 2010, we have current assets in the amount of $2,151 and non-current assets in the form of inventory in the amount of $35,000, as compared to no current or non-current assets on December 31, 2009.

      Our operations to date have been funded by loans and capital contributions made by our affiliates and private investors.

      We have no total current liabilities as of June 30, 2010 as compared to $16,096 at December 31, 2009. The primary reason for this decrease is the $16,096 we owed at December 31, 2009 was repaid. We have a working capital surplus of $2,151. Unless we secure additional financing, of which there can be no assurance, or begin to generate revenues in excess of expenses, we will not be able to meet our obligations beyond the current surplus.

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

      For the six months ended June 30, 2010, we used cash in operating activities of $98,849 as compared to $12,495 for the period ended June 30, 2009.

      For the six months ended June 30, 2010 and 2009, we did not use any cash in investing activities.

      For the six months ended June 30, 2010, we received net cash provided by financing activities of $101,000 as compared to $12,495 for the six months ended June 30, 2009. During 2010, we received cash from affiliates and private investors of $101,000. During 2009, we received cash from related party loans and advances of $12,495.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

      There was no change in the internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

      As of August 9, 2010, date the financial statements are available for issuance, the Company is not involved in any legal proceedings.

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

                                        World Mortgage Exchange Group, Inc.

Date:  August 12, 2010                  By: /s/Ron Reeser
                                            -------------
                                        Ron Reeser
                                        Chief Executive Officer


Date:  August 12, 2010                  By: /s/ Brian James
                                            ---------------
                                        Brian James
                                        Chief Financial Officer