Form 10-Q
period 2010-09-30
World Mortgage Exchange Group, Inc.
filed 2010-11-15
CIK 1398488

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended: September 30, 2010

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

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). |X| Yes |_| No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 30, 2010, the Company had authorized 100,000,000 shares of $.01 par value common stock of which 16,704,862 shares of common stock were issued and outstanding.

                      WORLD MORTGAGE EXCHANGE GROUP, INC.
                                     INDEX

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements ..............................................   3

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operation .........................................  11

Item 3.  Quantitative and Qualitative Disclosure About Market Risk .........  14

Item 4.  Controls and Procedures ...........................................  14

Item 4T. The information required by Item 4t is contained in Item 4.


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings .................................................  15

Item 1A. Risk Factors ......................................................  15

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds .......  22

Item 3.  Defaults upon senior securities ...................................  22

Item 4.  Submission of matters to a vote of security holders ...............  22

Item 5.  Other information .................................................  22

Item 6.  Exhibits ..........................................................  23

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      WORLD MORTGAGE EXCHANGE GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                     September 30,  December 31,
                                                         2010           2009
                                                     -------------  ------------
                                                      (Unaudited)    (Audited)

                      ASSETS

Current Assets:
  Cash and cash equivalents ......................   $        786   $        --
                                                     ------------   -----------
    Total Current Assets .........................   $        786   $        --
                                                     ------------   -----------
Non-Current Assets:
  Inventory ......................................   $    210,000   $        --
  Loans, net of allowance for loan losses ........   $     35,000   $        --
  Goodwill .......................................   $         --   $        --
                                                     ------------   -----------
    Total Non-Current Assets .....................   $    245,000   $        --
                                                     ------------   -----------

    Total Current and Non-Current Assets .........   $    245,786   $        --
                                                     ============   ===========

      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable ...............................   $         --   $    16,096
  Accrued compensation-related party .............             --            --
  Due to related parties .........................             --            --
                                                     ------------   -----------
    Total Current Liabilities ....................             --        16,096
                                                     ------------   -----------
Non-Current Liabilities:
  Bonds payable ..................................   $    371,000   $        --
                                                     ------------   -----------
    Total Non-Current Liabilities ................   $    371,000   $        --
                                                     ------------   -----------

    Total Current and Non-Current Liabilities ....   $    371,000   $    16,096
                                                     ------------   -----------

Commitments: .....................................             --            --

Stockholders' Deficit:
  Common stock, $.01 par value 100,000,000 shares
   authorized 16,704,862 and 14,154,243 shares
   issued and outstanding ........................        167,048       167,048
  Additional paid in capital .....................        557,161       557,161
  Deficit accumulated during the development stage       (849,423)     (740,305)
                                                     ------------   -----------
    Total Stockholders' Deficit ..................       (125,214)      (16,096)
                                                     ------------   -----------
    Total Liabilities and Stockholders' Deficit ..   $    245,786   $        --
                                                     ============   ===========

          See Accompanying Notes to the Unaudited Financial Statements

                                     WORLD MORTGAGE EXCHANGE GROUP, INC.
                                        (A DEVELOPMENT STAGE COMPANY)
                                      UNAUDITED STATEMENTS OF OPERATIONS
                                                                                                    For the
                                                                                                  period from
                                                                                                  July 5, 2006
                                       For the Three Months Ended    For the Nine Months Ended    (Inception)to
                                             September 30,                 September 30,          September 30,
                                          2010           2009           2010           2009           2010
                                      ------------   ------------   ------------   ------------   ------------
Operating Revenue
  Rental Revenue ...................  $      1,125   $         --   $      2,250   $         --   $      2,250
                                      ------------   ------------   ------------   ------------   ------------
Total Revenue ......................         1,125             --          2,250             --          2,250

Operating expenses
  General and administrative .......  $     27,490   $      3,446        111,368   $     44,028   $    832,239
                                      ------------   ------------   ------------   ------------   ------------
Total operating expenses ...........        27,490          3,446        111,368         44,028        832,239

Other Expense
Equity in losses of investment .....            --             --             --             --         (4,278)
Interest expense - related party ...            --             --             --             --        (10,456)
                                      ------------   ------------   ------------   ------------   ------------
Total other expenses ...............            --             --             --             --        (14,734)
                                      ------------   ------------   ------------   ------------   ------------
Net Loss from continuing operations        (26,365)        (3,446)      (109,118)       (44,028)      (844,723)

Discontinuing operations ...........            --             --             --             --        (65,791)
                                      ------------   ------------   ------------   ------------   ------------
Net Loss ...........................  $    (23,365)  $     (3,446)      (109,118)  $    (44,028)      (910,514)
                                      ============   ============   ============   ============   ============


Net Loss per Share-Basic and Diluted  $      (0.00)  $      (0.00)  $      (0.01)  $      (0.00)  $      (0.07)
                                      ============   ============   ============   ============   ============

Weighted Average Number of Shares
  Outstanding during the Period-
    Basic and Diluted ..............    16,704,862     16,704,862     16,704,862     15,391,138     12,795,371
                                      ============   ============   ============   ============   ============

                         See Accompanying Notes to the Unaudited Financial Statements

                                                      4

                                         WORLD MORTGAGE EXCHANGE GROUP, INC.
                                            (A DEVELOPMENT STAGE COMPANY)
                                         UNAUDITED STATEMENTS OF CASH FLOWS
                                                                                                    For the Period
                                                                            For the Nine Months      July 5, 2006
                                                                                   Ended          (Date of Inception)
                                                                               September 30,        to September 30,
                                                                             2010         2009           2010
                                                                          ----------   ---------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss ...............................................................  $ (109,118)  $ (44,028)     $ (910,514)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Amortization .........................................................          --          --           5,294
  Depreciation .........................................................          --          --             756
  Impairment loss ......................................................          --          --           5,294
  Stock issued for services ............................................          --         500           3,412
  Stock issued for services-related parties ............................          --      10,000         159,966
  Bad debt expense-related party .......................................          --          --              --
  Accrued rent and rent expense paid through issuance of common stock             --       6,000          43,500
  Equity in loss of investment in affiliate ............................          --          --           4,278
  Loss on disposal of fixed assets .....................................          --          --           1,763
  Amortization of stock issued for prepaid expenses ....................          --         100             100
Changes in Operating Assets and Liabilities
  Accounts receivable ..................................................          --          --              --
  Judgment receivable ..................................................          --          --              --
  Prepaid expenses .....................................................          --          --              --
  Inventory ............................................................          --          --              --
  Accounts payable .....................................................     (16,096)         17              --
  Accrued expenses .....................................................          --          --              --
  Accrued compensation-related parties .................................          --          --              --
  Accrued interest-related party .......................................          --          --              --
                                                                          ----------   ---------      ----------
    Net Cash Used in Operating Activities ..............................    (125,214)    (27,511)       (686,151)
                                                                          ----------   ---------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment ................................................          --          --          (2,519)
  Investment in subsidiaries ...........................................          --          --         (50,239)
  Cash paid for acquisition of intangible asset ........................          --          --         (10,000)
                                                                          ----------   ---------      ----------
    Net Cash Used in Investing Activities ..............................          --          --         (62,758)
                                                                          ----------   ---------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from related party advances .................................          --      34,764         307,204
  Repayments of related party advances .................................          --      (7,253)        (15,269)
  Proceeds from notes payable-related party ............................          --          --         162,109
  Proceeds from convertible notes payable-related party ................          --          --          45,300
  Proceeds from sale of common stock-related party .....................          --          --          64,700
  Proceeds from sale of long-term bond .................................     126,000          --         126,000
  Net Liabilities distributed in spin off ..............................          --          --          59,652
                                                                          ----------   ---------      ----------
    Net Cash Provided by Financing Activities ..........................     126,000      27,511         749,696
                                                                          ----------   ---------      ----------
Net Increase (Decrease) in Cash and Cash Equivalents ...................         786          --             786
                                                                          ----------   ---------      ----------
Cash at Beginning of Period ............................................          --          --              --
                                                                          ----------   ---------      ----------
Cash at End of Period ..................................................  $      786   $      --      $      786
                                                                          ==========   =========      ==========
Supplementary Cash Flow Information:
Cash paid for income taxes .............................................  $       --   $      --      $       --
                                                                          ==========   =========      ==========
Cash paid for interest .................................................  $       --   $      --      $    2,111
                                                                          ==========   =========      ==========
Non Cash Investing and Financing Activities
  Common stock issued in connection with acquisition of intangible asset  $       --   $      --      $      588
                                                                          ==========   =========      ==========
  Common stock issued for prepaid expense related party ................  $       --   $      --      $   15,000
                                                                          ==========   =========      ==========
  Common stock issued for accrued expenses - related party .............  $       --   $  16,000      $       --
                                                                          ==========   =========      ==========
  Common stock issued for debt and accrued compensation - related party   $       --   $  21,806      $   35,000
                                                                          ==========   =========      ==========
  Common stock issued for debt and accrued interest - related party ....  $       --   $      --      $  411,667
                                                                          ==========   =========      ==========

                            See Accompanying Notes to the Unaudited Financial Statements

                                                          5

                      World Mortgage Exchange Group, Inc.
                         (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
------------------------------

         The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the full year. Management has evaluated subsequent events, and the impact on the reported results and disclosures, through November 15, 2010 which is the date these financial statements were filed with the Securities and Exchange Commission.

         The unaudited interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management's Discussion and Analysis, for the year ended December 31, 2009. The interim results for the period ended September 30, 2010 are not necessarily indicative of the results for the full fiscal year.

NOTE 2 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------------------------------------

NATURE OF OPERATIONS

         World Mortgage Exchange Group, Inc. (formerly Pop Starz Records, Inc.) (the "Company") is a Florida corporation incorporated on July 5, 2006. The Company's initial business purpose was to develop, produce, license, acquire and distribute recorded music, primarily in the Hip Hop and Pop genres which now has been abandoned. The Company business focus has been changed to real estate effective September 2009 to coincide with the change of management and board of directors.

         The Company's initial focus will be on the purchase and sale of real property. In order to assist buyers in securing financing, the Company has developed a 49 year mortgage payment program.

         To fully implement our business plan, the Company will require a significant capital infusion the extent of which cannot be reasonably forecast at this time. If we issue shares of our common stock, existing shareholders could experience significant dilution. Any debt financing may not be available or if available, may not be available on terms suitable for the Company. We currently have no commitment for funding.

DEVELOPMENT STAGE

         The Company's financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include related party debt and equity-based financing, acquisition and creation of intellectual properties, infrastructure and human resource development and certain inquisitional research activities to prepare to acquire single family homes in our target areas.

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

CASH AND CASH EQUIVALENTS

         For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. At September 30, 2010, the Company had cash and cash equivalents in the amount of $786, as compared to no cash and cash equivalents for the period ended December 31, 2009.

EARNINGS PER SHARE

         Basic earnings/(loss) per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted earnings/(loss) per share is computed by dividing net income/(loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted earnings/(loss) per common share is not presented because it is anti-dilutive. For the three and nine month ended September 30, 2010 and 2009, and for the period from July 5, 2006 (inception) to September 30, 2010, respectively, the Company did not have any outstanding dilutive securities.

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

NOTE 3 - GOING CONCERN
----------------------

         As reflected in the accompanying financial statements, the Company has a net loss of $109,118, net cash used in operations of $125,214 for the nine months ended September 30, 2010, a working capital surplus of $786, a deficit accumulated during the development stage of $849,423 and a stockholders' deficit of $125,214 at September 30, 2010.

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

NOTE 4 - STOCKHOLDERS' EQUITY (DEFICIT)
---------------------------------------

         At September 30, 2010, the authorized capital of the company consists of 100,000,000 shares of common stock with a par value of $.01. On September 30, 2010, there are 16,704,862 shares issued and outstanding.

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

                      WORLD MORTGAGE EXCHANGE GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)

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

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

         In March 2010 we closed on our first transaction as part of our new business plan. We purchased a single family detached home in Ackerman, Mississippi. The purchase price was financed by issuing the seller a convertible debenture for $35,000.

         In August 2010 we closed on a single family home building lot valued at $280,000 in the exclusive neighborhood of Oakton Pond in Marietta, Georgia. We purchased the lot at 75% of current appraisal for $210,000. We intend to market and sell this asset with our 49 year mortgage.

         In September 2010 we sold our Ackerman, Mississippi property with our 49 year mortgage. This closing completed the basic function of our business model.

         We generated revenues from continuing operations during the three and nine months ended September 30, 2010 of $1,125 and $2,250, respectively, from the Ackerman, Mississippi property. We did not generate any revenue from continuing operations during the three and nine months ended September 30, 2009.

         During the three months ended September 30, 2010 we incurred general and administrative expenses totaling $27,490, as compared to $3,441 for the same period in the prior year. The increase in the current year was due primarily to an increase in expenses to implement new business plan.

         During the nine months ended September 30, 2010 we incurred general and administrative expenses totaling $111,368, as compared to $44,028 for the same period in the prior year. The increase in the current year was due primarily to an increase in expenses to implement new business plan.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2010, we have current assets in the amount of $786 and non-current assets in the form of inventory and loans in the amount of $245,000, as compared to no current or non-current assets on December 31, 2009.

         Our operations to date have been funded by loans and capital contributions made by our affiliates and private investors.

         We have no total current liabilities as compared to $16,096 at December 31, 2009. The primary reason for this decrease is the $16,096 we owed at December 31, 2009 was repaid. We have a working capital surplus of $786. Unless we secure additional financing, of which there can be no assurance, or begin to generate revenues in excess of expenses, we will not be able to meet our obligations beyond the current surplus.

                      WORLD MORTGAGE EXCHANGE GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)

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

         For the nine months ended September 30, 2010, we used cash in operating activities of $125,214 as compared to $27,511 for the period ended September 30, 2009.

         For the nine months ended September 30, 2010 and 2009, we did not use any cash in investing activities.

         For the nine months ended September 30, 2010, we received net cash provided by financing activities of $126,000 as compared to $27,511 for the nine months ended September 30, 2009. During 2010, we received cash from affiliates and private investors of $126,000. During 2009, we received cash from related party loans and advances of $34,764.

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

                      WORLD MORTGAGE EXCHANGE GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

         There was no change in the internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                      WORLD MORTGAGE EXCHANGE GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         As of November 15, 2010, the Company is not involved in any legal proceedings.

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

                      WORLD MORTGAGE EXCHANGE GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)

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

                      WORLD MORTGAGE EXCHANGE GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)

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

                      WORLD MORTGAGE EXCHANGE GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)

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

                      WORLD MORTGAGE EXCHANGE GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)

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

         1. Low daily trading volume,

         2. Generally large spreads between quoted bid and offer prices,

         3. Uncertainty of the company's future,

         4. Sales of substantial amounts of our common stock by existing stockholders, including short sales,

         5. Company disclosures regarding the results of various stages of our xploration operations.

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

                      WORLD MORTGAGE EXCHANGE GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)

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

                      WORLD MORTGAGE EXCHANGE GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)

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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.

                      WORLD MORTGAGE EXCHANGE GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)

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

                                        World Mortgage Exchange Group, Inc.

Date:  November 15, 2010                By: /s/Ron Reeser
                                            -------------
                                        Ron Reeser
                                        Chief Executive Officer


Date:  November 15, 2010                By: /s/ Brian James
                                            ---------------
                                        Brian James
                                        Chief Financial Officer