Form 10-K
period 2010-12-31
World Mortgage Exchange Group, Inc.
filed 2011-04-18
CIK 1398488

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

              For the Transition Period from_________to__________

                       COMMISSION FILE NUMBER: 333-142907
                                               ----------

                      WORLD MORTGAGE EXCHANGE GROUP, INC.
                      -----------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

             FLORIDA                                     76-0835007
            --------                                    -----------
(State or other jurisdiction of                       (I.R.S. employer
incorporation or organization)                      identification number)

   4470 Chamblee Dunwoody Road, Suite 250, Atlanta, Georgia         30338
   --------------------------------------------------------         -----
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

State issuer's revenues for its most recent fiscal year. $4,500

The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing bid price of our Common Stock as reported on the Over the Counter Bulletin Board as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $266,927.

As of April 12, 2011 there were a total of 21,796,319 shares of common stock issued and outstanding.

                      WORLD MORTGAGE EXCHANGE GROUP, INC.

                                     INDEX

Forward-Looking Statements ................................................. iii

PART I

Item 1.  Business ..........................................................   1
Item 1A. Risk Factors ......................................................   4
Item 1B. Unresolved Staff Comments .........................................  11
Item 2.  Properties ........................................................  11
Item 3.  Legal Proceedings .................................................  12
Item 4.  Submission of Matters to a Vote of Security Holders ...............  12

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters
          and Issuer Purchases of Equity Securities ........................  12
Item 6.  Selected Financial Data ...........................................  14
Item 7.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations ............................................  14
Item 7A. Quantitative and Qualitative Disclosures About Market Risk  .......  17
Item 8.  Financial Statements and Supplementary Data  ......................  17
Item 9.  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosures ............................................  29
tem 9A.  Controls and Procedures ...........................................  29
Item 9B. Other Information .................................................  30

PART III

Item 10. Directors, Executive Officers and Corporate Governance  ...........  30
Item 11. Executive Compensation  ...........................................  32
Item 12. Security Ownership of Certain Beneficial Owners and Management and
          Related Stockholder Matters ......................................  33
Item 13. Certain Relationships and Related Transactions, and Director
          Independence .....................................................  34
Item 14. Principal Accountant Fees and Services ............................  34

PART IV

Item 15. Exhibits and Financial Statement Schedules ........................  35

Signatures .................................................................  36

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

         Management believes that offering traditional fixed rate mortgages will be the key to home ownership in the future. However, a 30 year amortization will still prevent many potential borrowers from realizing their lifetime dream. For this reason, we hope to develop and implement a 49 year fixed rate mortgage. If we do not have sufficient funds to underwrite these mortgages, which, in all likelihood, will be the case until we obtain additional capital, we will work with community banks and private lenders to offer a 49 year term mortgage. We may also purchase homes, resell these homes and assist the Buyer in financing the purchase by using our 49 year mortgage.

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

LICENSING:

         We do not intend to become a licensed mortgage broker. We will rely on community banks or other similarly situated financial institutions to underwrite and originate mortgages. We may also rely on independent mortgage brokers. As we begin to implement our business model, local ordinances and state statutes may impose additional licensing, insurance and bond requirements. If we begin to underwrite mortgages, we will likely be subject to further regulatory scrutiny from both the state and federal governments. Securing these licenses and bonds can be time consuming and costly.

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

         It is critical to our success that we continue to devote financial resources to implement our business plan. We expect that our operating expenses will increase significantly, especially with respect to sales and marketing. As we increase spending, there can be no assurance that we will be able to operate on a profitable basis. As a result, we may not be able to sustain profitable operations,

WE LACK ADEQUATE WORKING CAPITAL.

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

ILLIQUIDITY OF REAL ESTATE INVESTMENTS COULD SIGNIFICANTLY IMPEDE OUR ABILITY TO RESPOND TO ADVERSE CHANGES IN THE PERFORMANCE OF OUR OPERATIONS ..

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

PROSPECTIVE HOME BUYERS MAY NOT BE RECEPTIVE TO OUR 49 YEAR MORTGAGES.

         Mortgages with longer terms will result in lower monthly payments and greater affordability to home buyers. However, some home buyers may not participate in the program as their equity interest in the property will increase at a much slower rate than otherwise in a traditional 30 year mortgage. Moreover, the interest payable over the loan term will be significantly greater than the interest paid on a 30 year mortgage unless the borrower is current after 84 payments when the interest adjusts to 0 and the equity buildup for the borrower is enhanced and the total amount of interest the borrower pays is significantly less than would be paid in a 30 year loan

ANY AGREEMENT WE ENTER INTO WITH MANAGEMENT WILL NOT BE NEGOTIATED AT ARM'S LENGTH.

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

OUR STOCK PRICE MAY BE VOLATILE.

         The market price of our common stock has historically been volatile. We believe investors should expect continued volatility in our stock price as a result of various factors, including:

         1. Low daily trading volume,

         2. Generally large spreads between quoted bid and offer prices,

         3. Uncertainty of the company's future,

         4. Sales of substantial amounts of our common stock by existing tockholders, including short sales,

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

         The following high and low bid information for each full quarterly period for the year ended December 31, 2010 and 2009 is as follows:

2010
         QUARTER ENDED       HIGH        LOW
         -------------      ------      -----
         March 31           $0.025      $0.11
         June 30            $0.11       $0.11
         September 30       $0.20       $0.20
         December 31        $0.64       $0.07

2009
         QUARTER ENDED       HIGH        LOW
         -------------      ------      -----
         March 31           $0.03       $0.01
         June 30            $0.03       $0.03
         September 30       $0.80       $0.17
         December 31        $0.40       $0.30

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

B. HOLDERS:

         As of December 31, 2010, there were 107 holders of record of our common stock.

         Our transfer agent is Pacific Stock Transfer Company. Their mailing address is 4045 South Spencer Street, Suite 403, Las Vegas, NV and their phone number is 702-361-3033

C. DIVIDEND POLICY:

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

D. EQUITY COMPENSATION PLAN:

         None.

E: RECENT SALE OF UNREGISTERED SECURITIES:

         During the years ended December 31, 2010 and 2009 we issued the following unregistered shares of our common stock:

                Number of
   Date          Shares                  Name                Consideration
----------      ---------      ------------------------      -------------

3/10/2009          20,000      Michelle Tucker                    (1)
3/10/2009         900,000      Michelle Tucker                    (1)
3/10/2009       1,480,619      TFST                               (2)
3/10/2009          20,000      Francisco Del                      (1)
3/27/2009          30,000      Adam Wasserman                     (1)
3/27/2009          50,000      TFST                               (3)
8/04/2010         357,000      Barbara Freid (5)
10/1/2010         150,000      Kenneth A. King (4)
10/1/2010         150,000      Randy Smith (4)
10/1/2010         150,000      Larry K. Lee (4)
8/1/2010          150,000      Wallace D. Peterson (4)
10/1/2010       2,058,824      Ron Reeser    (1)
10/11/2010          3,334      Hunter Joffrion, IV (5)
10/11/2010         13,333      Gordon Joffrion, III (5)
12/15/2010      2,058,824      Ben Stanley  (4)

* TFST: Tucker Family Spendthrift Trust
(1) Director and/or officer agreement for services.
(2) Debt Conversion.
(3) Debt Conversion and office space.
(4) Consultants
(5) Private Placement Offering

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

OPERATIONAL OVERVIEW:

During the next 12 months we anticipate incurring costs related to:

         (i)   Filing of Exchange Act reports;

         (ii)  Officer and director's salaries and rent; and

         (iii) Consummating an acquisition.

         We believe we will be able to meet these costs through amounts, as necessary, to be loaned by or invested in us by our stockholders, management or other investors. However, no assurance can be given that we will be able to raise additional capital, when needed or at all, or that such capital, if available, will be on acceptable terms. In the absence of obtaining additional financing, we may be unable to fund our operations. Accordingly, our financial condition could require us to seek the protection of applicable reorganization laws in order to avoid or delay actions by third parties, which could materially adversely affect, interrupt or cause the cessation of the Company's operations. As a result, our independent registered public accounting firms have issued going concern opinions on the consolidated financial statements of the Company for the fiscal years ended December 31, 2010 and 2009.

SUBSEQUENT EVENTS:

         No subsequent events to reports as of April 12, 2011.

RESULTS OF OPERATIONS:

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009:

         The Company recorded minimal revenue for the year ended December 31, 2010 but did not recorded revenue for the year ended December 31, 2009. We incurred general and administrative expenses totaling $137,137 for the year ended December 31, 2010 as compared to general and administrative expenses totaling $60,107 during 2009, a increase of $77,030.

         We incurred a net loss of $133,762 in fiscal 2010 as compared to a net loss of $60,107 in fiscal 2009.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION:

         The Company had assets for the year ended December 31, 2010 totaling $326,142 compared to no assets for the year ended 2009, a increase of $326,142. The primary reason for this increase is the company is in the process of implementing the business plan and has started to accumulate assets.

         Historically, our operations to date have been funded by loans and capital contributions made by our affiliates. In 2010 we were able to obtain financing from affiliates in the amount $418,085. This financing has and will be used to accumulate assets as well as fund operating expenses.

         Our total current liabilities are $7,000 as compared to $16,096 at December 31, 2009. The primary reason for this decrease is the company had a $16,096 related party owed at December 31, 2009 which was repaid in the first quarter of 2010. We have a working capital of $80,767. Unless we secure additional financing, of which there can be no assurance, or begin to generate revenues in excess of expenses, we will not be able to meet our obligations as they become due.

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

         For the year ended December 31, 2010, we used cash in operating activities of $150,233 as compared to $27,511 for the year ended December 31, 2009. The primary reason for this increase is the company is in the process of implementing the business plan and has started to operating expenses.

         For the years ended December 31, 2010 and 2009 the company had no investing activities.

         For the year ended December 31, 2010, we received net cash from financing activities of $231,000 as compared to $27,511 for the year ended December 31, 2009. During 2009, we received net cash from related party advances of $27,511.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MATERIAL MARKET RISKS

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

                               STAN J.H. LEE, CPA
              2160 North Central Rd Suite 203, Fort Lee, NJ 07024
                  P.O. Box 436402, San Ysidro, CA, 92143-9402
                 619-623-7799 Fax 619-564-3408 stan2u@gmail.com
--------------------------------------------------------------------------------

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Shareholders and Board Members of
World Mortgage Exchange Group, Inc.


We have audited the accompanying balance sheets of World Mortgage Exchange Group, Inc. as of December 31, 2010 and 2009 and the related statements of operation, changes in stockholders' deficiency and cash flows for the years then ended.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of World Mortgage Exchange Group, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Stan J.H. Lee, CPA
----------------------
Stan J.H. Lee, CPA
April 12, 2011
Fort Lee, NJ 07024

                      WORLD MORTGAGE EXCHANGE GROUP, INC.
                         (A Development Stage Company)
                                 Balance Sheets

                                                      December 31,  December 31,
                                                          2010          2009
                                                      ------------  ------------
                      ASSETS

Current Assets:
  Cash and cash equivalents .......................    $  80,767     $      --
                                                       ---------     ---------
    Total Current Assets ..........................    $  80,767     $      --
                                                       ---------     ---------
Non-Current Assets:
  Inventory .......................................    $ 210,000     $      --
Loans, net of allowance for loan losses ...........    $  35,000     $      --
  Account Receivables .............................    $     375     $      --
                                                       ---------     ---------
    Total Non-Current Assets ......................    $ 245,375     $      --
                                                       ---------     ---------

    Total Current and Non-Current Assets ..........    $ 326,142     $      --
                                                       =========     =========

       LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable ................................    $   7,000     $  16,096
  Accrued compensation-related party ..............           --            --
  Due to related parties ..........................           --            --
                                                       ---------     ---------
    Total Current Liabilities .....................        7,000        16,096
                                                       ---------     ---------
Non-Current Liabilities:
  Bonds payable ...................................    $ 300,000     $      --
                                                       ---------     ---------
    Total Non-Current Liabilities .................    $ 300,000     $      --
                                                       ---------     ---------

    Total Current and Non-Current Liabilities .....    $ 307,000     $  16,096
                                                       ---------     ---------

Commitments: ......................................           --            --

Stockholders' Deficit:
  Common stock, $.01 par value 100,000,000 shares
   authorized 21,796,319 and 16,704,862 shares
   issued and outstanding .........................      217,963       167,048
  Additional paid in capital ......................      675,246       557,161
  Deficit accumulated during the development stage      (874,067)     (740,305)
                                                       ---------     ---------
    Total Stockholders' Deficit ...................      (19,142)      (16,096)
                                                       ---------     ---------
    Total Liabilities and Stockholders' Deficit ...    $ 326,142     $      --
                                                       =========     =========

                       See Notes to Financial Statements

                      WORLD MORTGAGE EXCHANGE GROUP, INC.
                         (A Development Stage Company)
                            Statements of Operations

                                                                      For the
                                                                   period from
                                                                   July 5, 2006
                                         For the Years Ended      (Inception)to
                                             December 31,          December 31,
                                         2010           2009           2010
                                     ------------   ------------   ------------

Operating Revenue
  Revenue .........................  $      3,375   $         --   $      3,375
                                     ------------   ------------   ------------
Total Revenue .....................         3,375             --          3,375

Operating expenses
  General and administrative ......  $    137,137   $     60,107   $    858,008
                                     ------------   ------------   ------------
Total operating expenses ..........       137,137         60,107        858,008

Other Expense
Equity in losses of investment ....            --             --         (4,278)
Interest expense - related party ..            --             --        (10,456)
                                     ------------   ------------   ------------
Total other expenses ..............            --             --        (14,734)
                                     ------------   ------------   ------------
Net Loss from continuing operations      (133,762)       (60,107)      (869,367)

Discontinuing operations ..........            --             --        (65,791)
                                     ------------   ------------   ------------
Net Loss ..........................      (133,762)  $    (60,107)      (935,158)
                                     ============   ============   ============


Net Loss per Share-
 Basic and Diluted ................  $      (0.01)  $      (0.00)  $      (0.07)
                                     ============   ============   ============

Weighted Average Number of Shares
  Outstanding during the Period-
    Basic and Diluted .............    16,704,862     15,719,569     13,008,017
                                     ============   ============   ============

                       See Notes to Financial Statements

                                            WORLD MORTGAGE EXCHANGE GROUP, INC.
                                               (A Development Stage Company)
                                        Statement of Changes in Shareholders' Equity
                                                                                                   Deficit
                                                                                                 Accumulated
                                                                                                   in the          Total
                                                           Common                     Paid in    Development   Stockholders'
                                                           Stock         Amount       Capital       Stage          Equity
                                                        -----------   -----------   -----------  -----------   -------------
Balances, July 5, 2006 (Date of Inception) ...........    6,000,000   $    60,000   $        --  $        --   $      60,000
Common stock issued to Parent ($0.01 per share) ......       58,779           588            --           --             588
Common stock issued for acquisition ($0.01 per share)        30,000           300            --           --             300
Net loss for the period ended December 31, 2006 ......           --            --            --      (26,638)        (26,638)
                                                        -----------   -----------   -----------  -----------   -------------
Balance December 31, 2006 ............................    6,088,779        60,888            --      (26,638)         34,250
Common stock issued for debt and accrued interest -
  related parties ($0.10 per share) ..................    1,883,339        18,833       169,501           --         188,334
Common stock issued for accrued compensation -
  related parties ($0.01 and $0.10 per share) ........    1,970,000        19,700        15,300           --          35,000
Common stock issued for accrued rent - related party
  ($0.10 per share) ..................................      150,000         1,500        13,500           --          15,000
Common stock issued for services ($0.01 and $0.10 per
  share) .............................................       67,806           678           234           --             912
Common stock issued for services - related parties
  ($0.01 and $0.10 per share) ........................      218,100         2,181        15,129           --          17,310
Net loss for the year ended December 31, 2007 ........           --            --            --     (447,356)       (447,356)
                                                        -----------   -----------   -----------  -----------   -------------
Balance December 31, 2007 ............................   10,378,024       103,780       213,664     (473,994)       (156,550)
Common stock issued for services - related parties
  ($.35 per share) ...................................       45,000           450        15,300           --          15,750
Common stock issued for services - related parties
  ($.25 per share) ...................................       60,000           600        14,400           --          15,000
Common stock cancelled - related party ...............     (200,000)       (2,000)        2,000           --
Common stock issued for services - related parties
  ($.15 per share) ...................................       60,000           600         8,400           --           9,000
Common stock issued for debt and services - related
  party ($.15 per share) .............................    1,357,790        13,578       190,091           --         203,669
Common stock issued for services related parties
  ($.10 per share) ...................................       30,000           300         2,700           --           3,000
Common stock issued for services ($.05 per share) ....       25,000           250         1,000           --           1,250
Common stock issued for services - related parties
  ($.05 per share) ...................................      240,000         2,400         9,600           --          12,000
Common stock issued for expenses and debt -
  related party ($.05 per share) .....................    1,663,429        16,634        66,537           --          83,171
Common stock issued for services ($.03 per share) ....       25,000           250           500           --             750
Common stock issued for services - related party
  ($.03 per share) ...................................      220,000         2,200         4,400           --           6,600
Common stock issued for expenses and debt -
  related party ($.03 per share) .....................      250,000         2,500         5,000           --           7,500
Net Liabilities distributed in spin-off ..............           --            --            --       60,852          60,852
Net Loss .............................................           --            --            --     (267,056)       (267,056)
                                                        -----------   -----------   -----------  -----------   -------------
Balance December 31, 2008 ............................   14,154,243   $   141,542   $   533,592  $  (680,198)  $      (5,064)
Common stock issued for services ($.02 per share) ....      900,000         9,000         9,000           --          18,000
Common stock issued for services ($.01 per share) ....       20,000           200            --           --             200
Common stock issued for services ($.01 per share) ....       20,000           200            --           --             200
Common stock issued for services ($.01 per share) ....       30,000           300            --           --             300
Common stock issued for expenses and debt -
  related party ($.02 per share) .....................    1,480,619        14,806        14,569           --          29,375
Common stock issued for services ($.01 per share) ....       50,000           500            --           --             500
Common stock issued for services ($.01 per share) ....       50,000           500            --           --             500
Net Loss .............................................           --            --            --      (60,107)        (60,107)
                                                        -----------   -----------   -----------  -----------   -------------
Balance December 31, 2009 ............................   16,704,862   $   167,048   $   557,161  $  (740,305)  $     (16,096)
Common stock issued for services ($.01 per share) ....    4,717,648        47,176       118,085           --         165,261
Common stock issued Private Placement ($.07 per share)      357,142         3,571            --           --           3,571
Common stock issued private placement ($.30 per share)       16,667           166            --           --             166
Net Loss .............................................           --            --            --     (133,762)       (133,762)
                                                        -----------   -----------   -----------  -----------   -------------

Balance December 31, 2010 ............................   21,796,319   $   217,961   $   675,246  $  (874,067)  $      19,142
                                                        ===========   ===========   ===========  ===========   =============

                                             See Notes to Financial Statements

                                                             21

                                          WORLD MORTGAGE EXCHANGE GROUP, INC.
                                             (A Development Stage Company)
                                                Statements of Cash Flows
                                                                                                          For the Period
                                                                                                           July 5, 2006
                                                                                                            (Date of
                                                                                  For the Years Ended     Inception) to
                                                                                       December 31,         December 31,
                                                                                    2010         2009          2010
                                                                                 ----------   ---------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss ......................................................................  $ (133,762)  $ (60,107)    $ (935,158)
Adjustments to reconcile net loss to net cash used in operating activities:
  Amortization ................................................................          --          --          5,294
  Depreciation ................................................................        (375)         --            756
  Account Receivables .........................................................          --          --           (375)
  Impairment loss .............................................................          --          --          5,294
  Stock issued for services ...................................................          --         500          3,412
  Stock issued for services-related parties ...................................          --      10,000        159,966
  Amortization of stock issued for prepaid expenses ...........................          --          --            100
  Rent expense paid through issuance of common stock ..........................          --       6,000         43,500
  Equity in loss of investment in affiliate ...................................          --          --          4,278
  Loss on disposal of fixed assets ............................................          --          --          1,763
Changes in Operating Assets and Liabilities
  Judgement receivable ........................................................          --          --             --
  Prepaid expenses ............................................................          --          --             --
  Accounts payable ............................................................     (16,096)     16,096             --
  Accrued expenses ............................................................          --          --             --
  Accrued compensation-related parties ........................................          --          --             --
  Accrued interest-related party ..............................................          --          --             --
                                                                                 ----------   ---------     ----------
       Net Cash Used in Operating Activities ..................................    (150,233)    (27,511)      (711,170)
                                                                                 ----------   ---------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment .......................................................          --          --         (2,519)
  Investment in subsidiaries ..................................................          --          --        (50,239)
  Cash paid for acquisition of intangible asset ...............................          --          --        (10,000)
                                                                                 ----------   ---------     ----------
       Net Cash Used in Investing Activities ..................................          --          --        (62,758)
                                                                                 ----------   ---------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from related party advances ........................................          --      34,764        307,204
  Repayments of related party advances ........................................          --      (7,253)       (15,269)
  Proceeds from notes payable-related party ...................................          --          --        162,109
  Proceeds from convertible notes payable - related party .....................          --          --         45,300
  Proceeds from sale of common stock-related party ............................          --          --         64,700
  Proceeds from sale of long term bonds .......................................     231,000          --        231,000
  Net Liabilities distributed in spin off .....................................          --          --         59,652
                                                                                 ----------   ---------     ----------
       Net Cash Provided by Financing Activities ..............................     231,000      27,511        854,696
                                                                                 ----------   ---------     ----------
Net Increase (Decrease) in Cash and Cash Equivalents ..........................      80,767          --         80,767
                                                                                 ----------   ---------     ----------
Cash at Beginning of Period ...................................................          --          --             --
                                                                                 ----------   ---------     ----------
Cash at End of Period .........................................................  $   80,767   $      --     $   80,767
                                                                                 ==========   =========     ==========

Supplementary Cash Flow Information:
  Cash paid for income taxes ..................................................  $       --   $      --     $       --
                                                                                 ==========   =========     ==========
  Cash paid for interest ......................................................  $       --   $      --     $    2,111
                                                                                 ==========   =========     ==========

Non Cash Investing and Financing Activities
  Common stock issued in connection with acquisition of intangible asset ......  $       --   $      --     $      588
                                                                                 ==========   =========     ==========
  Common stock issued for prepaid expenses - related party ....................  $       --   $      --     $   15,000
                                                                                 ==========   =========     ==========
  Common stock issued for debt and accrued compensation - related party .......  $       --   $      --     $   35,000
                                                                                 ==========   =========     ==========
  Stock Issued for debt and accrued compensation related party ($.05 per share)  $       --   $      --     $  205,882
                                                                                 ==========   =========     ==========
  Common stock issued for debt and accrued interest - related party ...........  $       --   $      --     $  411,667
                                                                                 ==========   =========     ==========

                                            See Notes to Financial Statements

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

On September 10, 2009 the Board of Directors of Pop Starz Records, Inc. passed a resolution authorization the change of the name of the corporation to World Mortgage Exchange Group, Inc. "WMEG" and enacts new business model. The required amendment has been filed with the Secretary of State of Florida.

DEVELOPMENT STAGE

The Company is a development stage company as defined by ASC 915-10-05, "Development Stage Entity". The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated, since inception, have been considered as part of the Company's development stage activities.

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

Significant estimates in 2010 and 2009 include stock issued for services, stock issued to convert outstanding debt, estimated useful life of equipment, and a 100% valuation allowance for deferred taxes due to the Company's continuing and expected future losses.

CASH

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. At December 31, 2010 the Company had cash equivalents totaling $80,767 compared to no cash equivalents as of December 31, 2009.

EQUIPMENT

Equipment is stated at cost, less accumulated depreciation on a straight-line basis over the estimated useful life, which is five years.

NET LOSS PER SHARE

Basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Dilutive securities are not included in the weighted average number of shares when inclusion would increase the income per share or decrease the loss per share. At December 31, 2010 and 2009, respectively, the Company did not have any outstanding common stock equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820, "Fair Value Measurements and Disclosures", defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The carrying amounts reported in the balance sheets for current payables qualify as financial instruments. Management concluded the carrying values are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their stated interest rate approximates current rates available. The three levels are defined as follows:

   o Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

   o Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

   o Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value.

It is management's opinion that the estimated fair values of the financial instruments were not materially different from their carrying values as presented on the balance sheet. The Company's financial instruments include account payables and accrued expenses. Management has estimated that the fair value of these financial instruments approximate their carrying amounts due to the short-term nature.

INCOME TAXES

The Company accounts for income taxes in accordance with the accounting standard for income taxes. Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under this accounting standard, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized.

The Company accounts for uncertainties related to income taxes in accordance with relevant accounting pronouncements. Uncertain income tax positions is assessed and recognize based on the more-likely-than-not criteria using 50 percent as a threshold. The Company did not have any uncertain tax position as of December 31, 2010 and 2009

RECENT ACCOUNTING PRONOUNCEMENTS - IMPACT OF NEW ACCOUNTING STANDARDS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.

NOTE 2 RELATED PARTY TRANSACTIONS
---------------------------------

(A) NOTES PAYABLE - RELATED PARTY

For the years ended December 31, 2010 and 2009 the company had no related party notes payables.

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

NOTE 3 STOCKHOLDERS' DEFICIT
----------------------------

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

(C) COMMON STOCK ISSUANCES FOR THE YEAR ENDED DECEMBER 31, 2010

During 2010, a total of 4,717,648 shares of common stock were issued for service, repayment of advances, and expenses having a fair market value of $235,882.

NOTE 4  INCOME TAXES
--------------------

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

The Company has net operating loss carryforwards at December 31, 2010 and 2009 for tax purposes totaling $935,158 and $800,099, expiring through the year 2030. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). Temporary differences, which give rise to a net deferred tax asset, are as follows:

Significant deferred tax assets at December 31, 2010 and 2009 are as follows:

                                                           December 31,
                                                        2010          2009
                                                     ----------    ----------

Net operating loss carryforwards .................   $  327,305    $  280,035
                                                     ----------    ----------
                                                        327,305       280,035
Less: valuation allowance ........................     (327,305)     (280,035)
                                                     ----------    ----------

                                                     $       --    $       --
                                                     ==========    ==========

The valuation allowance at December 31, 2010 was $327,305. The net change in valuation allowance during the year ended December 31, 2010, was an increase of $47,270. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2010.

NOTE 5 COMMITMENTS AND CONTINGENCIES
------------------------------------

(A) EMPLOYMENT AGREEMENTS - OFFICERS

Currently, we do not have employment agreements with any of our officers or directors. We have four employees, our chief executive officer, chief financial officer, vice president and treasurer/secretary. We also use the services of several independent contractors.

(B) LITIGATION

The Company has no threatened, pending or unsettled legal matter to disclose as of April 12, 2011, the date the audited financial statement would be available for issuance.

NOTE 6 SUBSEQUENT EVENTS
------------------------

The Company has performed an evaluation of subsequent events in accordance with ASC Topic 855 and the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         The Company has nothing disclose and has used the current auditor for years ended December 31 2009 and 2010.

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

         Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting as of December 31, 2009. In conducting this evaluation, management used the framework established by the Committee of Sponsoring Organizations of the Treadway Commission as set forth in Internal Control - Integrated Framework. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

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

EVALUATION OF CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

         There was no change in the internal control over financial reporting that occurred during the year ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

         None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

         The following information sets forth the names of our officers and directors, their present positions, and some brief information about their background.

         RON REESER, 59, serves as the Chairman of our Board of Directors and as chief executive officer. He currently serves as the chairman of The Eagle Group, an Atlanta based residential and commercial land development company with operations throughout the Southeast. Mr. Reeser has been in the real estate industry for over 30 years. He began his real estate career with Land Data Corporation before forming his own company, The Probe Corporation, which published feasibility and market studies for regional and national real estate developers and investment groups. Mr. Reeser has also focused on research based land acquisitions in the metropolitan Atlanta and southeastern markets working with many of the real estate industry's preeminent land planners, developers and financiers. Mr. Reeser received his education at the University of Georgia majoring in real estate.

         BRIAN JAMES, 49, serves as our chief financial officer. He has been in banking field for more than 25 years. Presently, he is the principal shareholder, Director, and Senior Officer of The Bank of Bonifay, Florida's oldest community bank. He is CEO and President of Bonifay Holding Company, the holding company of The Bank of Bonifay. His career began at a family owned community bank. He has held varied line lending and senior management posts with two regional bank holding companies. He helped charter and manage a de novo community bank in the Florida that operated for 6 years before being sold. In 2001, he led a purchase group to acquire the Bank of Bonifay. Mr. James graduated Summa Cum Laude with a Bachelor of Science in Business, with Finance Concentration, from Auburn University. He holds an MBA from The University of South Alabama and a Graduate Degree from the School of Banking at Louisiana State University.

         LOYD SKIDMORE, 62, serves as our executive vice president and as a member of our Board of Directors. He has been in the mortgage, real estate, management and marking fields over the last 30 years. Mr. Skidmore will manage and coordinate the marketing, servicing and management of our residential and commercial loan programs including joint ventures with builders and developers. His duties will also include managing the Company's human resources department.

         ADAM POWELL, 29, serves as treasurer and secretary and directs the Georgia operations for The Eagle Group and oversees the acquisition, development and sale of the company's multiple residential and commercial properties in Georgia. He facilitates the execution and completion of all rezoning applications and obtaining development permits. He also assists in the acquisition and development of the company's community developments throughout the Southeast. Mr. Powell is a graduate of the University of Georgia from the Terry College of Business with a major in Real Estate.

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

         Based solely on its review of such forms received by us, or written representations from certain reporting persons, we believe that all Section 16(a) filing requirements applicable to our officers, directors and 10% shareholders were complied with during the fiscal year ended December 31, 2010.

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

ITEM 11. EXECUTIVE COMPENSATION.

         The following table discloses compensation paid during the fiscal years ended December 31, 2010 and 2009 to (i) the Company's Chief Executive Officer, and (ii) individual(s) who were the only executive officers, other than the Chief Executive Officer, serving as executive officers at the end of 2009 and 2008 whose total compensation exceeded $100,000 (the "Named Executive Officers"). No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the chart below, were paid to these executive officers during these fiscal years.

                                                       STOCK
                                                       AWARDS    OPTION
                                     SALARY   BONUS     ($)      AWARDS    TOTAL
NAME AND PRINCIPAL POSITION   YEAR    ($)      ($)      (1)       ($)       ($)
---------------------------   ----   ------   ------  --------   ------   ------
Ron Reeser, CEO               2010        0   10,000  8,000           -   18,000
                              2009    3,700        -      -           -    3,700

Michelle Tucker former CEO    2009        -        -  9,200(1)        -    9,200

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

EMPLOYMENT AGREEMENTS AND COMPENSATION PROGRAM:

         Currently, we do not have employment agreements with any of our officers or directors. As of December 31, 2010, Mr. Reeser, our CEO and Chairman of the Board of Directors, has received $10,000 in compensation. Mr. Skidmore, our VP and Director, has received $10,000 in compensation.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth certain information as of December 31, 2010 with respect to the beneficial ownership of the Company's common stock by:
(i) all persons known by the Company to be beneficial owners of more than 5% of the Company's common stock, (ii) each director and Named Executive Officer, and
(iii) by all executive officers and directors as a group. (The foregoing calculations are based on 21,796,319 shares of common stock issued and outstanding.)

                                                       Shares
Title of          Name and Address                     Beneficially     Percent
Class             Of Beneficial Owner                  Owned (1)        of Class
------------      --------------------------------     ------------     --------

Common Stock      BAR Trust DTD 9/1/09                    4,075,966        18.7%
                  Ron Reeser TTEE
                  4470 Chamblee Dunwoody Rd., #250
                  Atlanta, GA 30338

Common Stock      LTR Trust DTD 9/1/09                    4,075,966        18.7%
                  Loyd Skidmore TTEE
                  4470 Chamblee Dunwoody Rd., #250
                  Atlanta, GA 30338

Common Stock      Stanley Holdings Business Trust         4,075,967        18.7%
                  II DTD 9/1/09 Ben Stanley TTEE
                  4470 Chamblee Dunwoody Rd., #250
                  Atlanta, GA 30338

Common Stock      Ron Reeser                              2,058,824        9.45%
                  4470 Chamblee Dunwoody Rd. #250
                  Atlanta, GA 30338

Common Stock      Ben Stanley                             2,058,824        9.45%
                  4470 Chamblee Dunwoody Rd. #250
                  Atlanta, GA 30338

Common Stock      All Directors and Officers
                  as a Group (2)                         10,210,756       46.85%

(1) As of December 31, 2010, BAR Trust holds approximately 19% of World Mortgage Exchange Group, Inc.'s outstanding shares, for which Mr. Reeser is trustee.

(2) As of December 31, 2010, LTR Trust holds approximately 19% of World Mortgage Exchange Group, Inc.'s outstanding shares, for which Mr. Skidmore is trustee.

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

ITEM 14. PRINCIPAL ACCOUNTANT FESS AND SERVICES.

AUDIT FEES. The aggregate fees billed for professional services rendered was $10,600 and $6,500 for the audit of our annual financial statements for the fiscal years ended December 31, 2010 and 2009, respectively, and the reviews of the financial statements included in our Forms 10-Q for those fiscal years.

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

ALL OTHER FEES. Other than the services described above, there were no other services provided by our principal accountants for the fiscal years ended December 31, 2010 and 2009.

                                    PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit
Number      Description
-------     --------------------------------------------------------------------
 3(i).1     Articles of Incorporation (1)
 3(i).2     Amended Articles of Incorporation (1)
3(ii).1     By-Laws of the Company (1)
   10.1     Employment Agreement with Jonathon Green
   10.2     Employment Agreement with Francisco Del
   10.3     Independent Contractor agreement with Michelle Tucker
   10.4     Lease Agreement
   10.5     Standard director agreement
   10.6     Exclusive recording agreement
     14     Code of Business Conduct and Ethics
   23.1 *   Consent of Stan J.H. Lee, CPA
   31.1 *   Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
   31.2 *   Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
   32.1 *   Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
   32.2 *   Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
----------

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

                                        WORLD MORTGAGE EXCHANGE GROUP, INC.

         Date: April 15, 2011           By: /s/ Ron Reeser
                                        ------------------
                                        Ron Reeser
                                        Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Date: April 15, 2011           By: /s/ Ron Reeser
                                        ------------------
                                        Ron Reeser
                                        Chief Executive Officer

         Date: April 15, 2011           By: /s/ Brian James
                                        -------------------
                                        Brian James
                                        Chief Financial Officer