Form 10-Q
period 2011-03-31
World Mortgage Exchange Group, Inc.
filed 2011-08-15
CIK 1398488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: MARCH 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

COMMISSION FILE NUMBER: 333-142907

WORLD MORTGAGE EXCHANGE GROUP, INC.

(Exact name of small business issuer as specified in its charter)

Florida	76-0835007
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

4470 Chamblee Dunwoody Road, Suite 250
               Atlanta, Georgia 30038
(Address of principal executive offices)

404-255-8800
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated file" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 31, 2011, the Company had authorized 100,000,000 shares of $.01 par value common stock of which 22,460,653 shares of common stock were issued and outstanding.

WORLD MORTGAGE EXCHANGE GROUP, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WORLD MORTGAGE EXCHANGE GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)

ASSETS

Current Assets:
Cash and cash equivalents	$3,250	$79,607
Prepaid Expens		2,890
Total Current Assets	$3,250	$82,497

Non Current Assets:
Inventory	$210,000	$210,000
Mortgage Receiable	$33,059	$33,263
Total Non Current Assets	$243,059	$243,263
Total Current and Non Current Assets	$246,309	$325,760

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$7,500	$7,000
Accrued Compensation Officers	$38,532	$58,332
Accrued Expenses	$12,966	$9,883
Total Current Liabilities	$58,998	$74,615

Notes Payable	$434,667	$434,667
Total Liabilities	$493,665	$509,282

Stockholders Deficit:
Common Stock, $.01 par value 100,000,000 authorized 22,460,653 issued and outstanding	$224,604	$218,296
Additional Paid In Capital	$633,474	$607,425
Deficit Accumulated Development Stage	$(1,105,434)	$(1,009,241)

Total Stockholders Defidit	$(247,356)	$(183,522)

Total liabilities & Stockholders Deficit	$246,309	$325,760

See Accompanying Notes to the Unaudited Financial Statements

WORLD MORTGAGE EXCHANGE GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED STATEMENTS OF OPERATIONS

				For the
				period from
				July 5, 2006
	For the Three Months ended			(Inception)
	March 31,			to March 31,
	2011		2010	2011
Operating Revenue		$921	-	$2,748

Operating expenses:
General and administrative		$97,114	$53,772	$1,027,657
Total operating expenses		$97,114	53,772	1,027,657
Loss from operations		$(96,193)	(53,772)	(1,024,909)

Other Expense:
Equity in losses of investment		-	-	(4,278)
Interest expense – related party	$		-	(10,456)
Total other expenses		$-	-	(20,267)
Net Loss from continuing operations		$(96,193)	(53,772)	(1,039,643)

Discontinuing operations		-	-	(65,791)
Net Loss		$(96,193)	(53,772)	$(1,105,434)

Net Loss per Share-Basic and Diluted		$(0.0026)	$(0.0015)	$(0.0298)

Weighted Average Number of Shares Outstanding during the Period-Basic and Diluted		37,156,951	36,739,862	37,156,951

See Accompanying Notes to the Unaudited Financial Statements

WORLD MORTGAGE EXCHANGE GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED STATEMENTS OF CASH FLOWS

				For the Period
	For the Three Months			July 5, 2006
	Ended			(Date of Inception)
	March 31,			to March 31,
	2011	2010		2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(96,193)		$(53,772)	$(1,105,434)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	-		-	5,294
Depreciation	-		-	756
Impairment loss	-		-	5,294
Stock issued for services	17,360		-	71,360
Stock issued for services-related parties	15,000		-	195,551
Bad debt expense-related party	-		-	-
Accrued rent and rent expense paid through issuance of common stock	-		-	43,500
Equity in loss of investment in affiliate	-		-	4,278
Loss on disposal of fixed assets	-		-	1,763
Amortization of stock issued for prepaid expenses	-		-	100
Changes in Operating Assets and Liabilities
Inventory	-		-	(210,000)
Loans receivable	-		-	(33,059)
Prepaid expenses	2,890		-	-
Non current assets	204		-	-
Accounts payable	500		(16,096)	7,500
Accrued expenses	3,682		-	12,766
Accrued compensation-officers	(19,800)		-	38,532
Accrued interest-related party	-		-	-
Net Cash Used in Operating Activities	(76,357)		(69,868)	(961,599)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-		-	(2,519)
Investment in subsidiaries	-		-	(50,239)
Cash paid for acquisition of intangible asset	-		-	(10,000)
Net Cash Used in Investing Activities	-		-	(62,758)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loans	-		90,000	307,204
Proceeds from loans				434,667
Repayments of related party advances	-		-	(52,525)
Proceeds from notes payable-related party	-		-	162,109
Proceeds from convertible notes payable-related party	-		-	45,300
Proceeds from sale of common stock-related party	-		-	64,700
Proceeds from sale of preferred stock	-		-	-
Net Liabilities distributed in spin off	-		-	59,652
Net Cash Provided by Financing Activities	-		90,000	1,021,107
Net Increase (Decrease) in Cash and Cash Equivalents	(76,357)		20,132	3,250
Cash at Beginning of Period	79,607		-	-
Cash at End of Period	$3,250		$20,132	$3,250
Supplementary Cash Flow Information:
Cash paid for income taxes	$-		$-	$-
Cash paid for interest	$5,533		$-	$2,111
Non Cash Investing and Financing Activities
Common stock issued in connection with acquisition of intangible asset	$-		$-	$588
Common stock issued for prepaid expense related party	$-		$-	$15,000
Common stock issued for accrued expenses - related party	$-	$		$-
Common stock issued for debt and accrued compensation - related party	$-	$		$35,000
Common stock issued for debt and accrued interest - related party	$-		$-	$411,667

See Accompanying Notes to the Unaudited Financial Statements

World Mortgage Exchange Group, Inc.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the full year. Management has evaluated subsequent events, and the impact on the reported results and disclosures, through May , 2011 which is the date these financial statements were filed with the Securities and Exchange Commission.

The unaudited interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management's Discussion and Analysis, for the year ended December 31, 2010. The interim results for the period ended March 31, 2011 are not necessarily indicative of the results for the full fiscal year.

NOTE 2 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

World Mortgage Exchange Group, Inc. (formerly Pop Starz Records, Inc.) (the "Company") is a Florida corporation incorporated on July 5, 2006. The Company's previous business purpose was to develop, produce, license, acquire and distribute recorded music, primarily in the Hip Hop and Pop genres which now has been abandoned. The Company business focus has been changed to real estate effective September 2009 to coincide with the change of management and board of directors members.

The Company’s initial focus is to purchase single family houses in our target areas at a minimum discount of 25% off of current appraisal and sell those assets for 100% of current appraisal. In order to assist buyers in securing financing, the Company has developed a 49/21 year mortgage product. The 49/21 mortgage is designed to benefit a borrower that honors their debt by making timely payments. The details are discussed below.

To fully implement our business plan, the Company will require a significant capital infusion the extent of which cannot be reasonably forecast at this time. If we issue shares of our common stock, existing shareholders will experience dilution. Any debt financing may not be available or if available, may not be available on terms suitable for the Company.  We currently have no commitment for funding.

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

Significant estimates in 2011 and 2010 include, stock issued for services, stock issued to convert outstanding debt, estimated useful life of equipment, and a 100% valuation allowance for deferred taxes due to the Company's continuing and expected future losses.

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. At March 31, 2011, the Company had cash and cash equivalents in the amount of $3,250, as compared to cash or cash equivalents for the period ended December 31, 2010 or $82,479.

EARNINGS PER SHARE

Basic earnings/(loss) per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted earnings/(loss) per share is computed by dividing net income/(loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. For the three months ended March 31, 2010 the Company had 20,000,000 shares in our compensation plan that were potentially available to be issued that were potentially dilutive. For the 3 months ended March 31, 2011 the Company had 15,327,298 shares of potentially dilutive securities in the plan, and for the period from July 5, 2006 (inception) to March 31, 2011, respectively, the Company had 15,327,298 shares of outstanding potentially dilutive securities.

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

SEGMENT INFORMATION

The Company follows Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." During 2010 and the first 3 months of 2011 the Company only operated in one segment; therefore, segment information has not been presented.

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

NOTE 3 - GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $96,193, net cash used in operations of $76,357 and working capital surplus of $3,250 at March 31, 2011.

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

NOTE 4 - STOCKHOLDERS' EQUITY (DEFICIT)

At March 31, 2011, the authorized capital of the company consists of 100,000,000 shares of common stock with a par value of $.01. On March 31, 2011, there were 22,460,653 shares issued and outstanding.

In March 2011 the Company issued 250,000 shares of common stock for professional services.

During February 2011, the Company issued 300,000 shares of common stock to officers and directors for services rendered. The shares were valued based on the closing bid price on the date the shares were earned, and ranged between $.05 and $.07

NOTE 5 - SUBSEQUENT EVENTS

None.

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

OVERVIEW AND HISTORY

World Mortgage Exchange Group, Inc., formerly known as Pop Starz Records, Inc. (the "Company", “WMEG”, “we", or "our") was incorporated July 5, 2006, under the laws of the State of Florida. The Company's original business purpose was to develop, produce, license, acquire and distribute recorded music.

On September 8, 2009 shareholders owning a majority of our issued and outstanding shares of common stock were sold in a private transaction.  In connection therewith, each of the Company’s officers and directors tendered their resignation.  Concurrently therewith, we appointed new officers and directors.

The Company’s new officers and directors changed the Company’s business focus to real estate.

CURRENT BUSINESS STRATEGY

The Company’s initial focus is on the purchase and sale of single family houses in our target markets. We intend to purchase houses at a minimum of 75% of current appraisal and sell that house at 100% of current appraisal. We have developed a favorable mortgage instrument known as the 49/21 mortgage. This mortgage will be offered to buyers of WEMG owned properties. By providing favorable financing, WMEG expects to be able to sell our assets without having to rely on the government backed mortgage market or the private secondary mortgage market. The company intends to hold the 49/21 mortgage paper for the term.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2011 AND 2010

In March 2010 we closed on our first transaction as part of our new business plan.  We purchased a single family detached home in Ackerman, Mississippi.  The purchase price was financed by issuing the seller a convertible debenture for $35,000.

We generated revenues from continuing operations during the three months ended March 31, 2011 of $921 as compared to no income in the first three months ending March 31, 2010.

During the three months ended March 31, 2011 we incurred general and administrative expenses totaling $97,114 as compared to $53,772 for the same period in the prior year. The increase in the current year was due primarily to an increase in expenses to implement new business plan.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2011, we have current assets in the amount of $3,250 and non-current assets in the form of inventory and mortgages in the amount of $243,059 for a total of 246,309 as compared to $325,760 current or non-current assets on December 31, 2010. The reason for the decrease is we used our cash to pay accrued expenses.

Our operations to date have been funded by loans and capital contribuions made by our officers, directors and shareholders.

We have $493,665 total current liabilities as compared to $509,282 at December 31, 2010.  The primary reason for this decrease is we paid accrued expenses we owed  December 31, 2010. We have a working capital surplus of $3,250. Unless we secure additional financing, of which there can be no assurance, or begin to generate revenues in excess of expenses, we will not be able to meet our obligations beyond the current surplus.

Despite these historical losses, management believes that due to the new business model it will be able to satisfy ongoing operating expenses through related party advances until such time as we are able to increase our income from operations. There can be no assurance that any financing will be available, or if available, will be offered on terms that will not adversely impact our shareholders.

For the three months ended March 31, 2011, we used cash in operating activities of $97,114 as compared to $53,772 for the period ended March 31, 2010.

For the three months ended March 31, 2011 and March 31, 2010, we did not use any cash in investing activities.

For the three months ended March 31, 2011, we received net cash provided by financing activities of $0 as compared to $90,000 for the three months ended March 31, 2010. During 2011, we received cash from affiliates and private investors of $0. During 2010, we received cash from related party loans and advances of $434,667.

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

There are several accounting policies that we believe are significant to the presentation of our financial statements and require management's most difficult, complex or subjective judgments about matters that are inherently uncertain. We believe our most critical accounting policies include (i) use of estimates, which is described more fully above and (ii) the carrying values of goodwill and other long-lived assets. Our significant accounting policies and critical accounting estimates are disclosed more fully in our Annual Report on Form 10-K for the year ended December 31, 2009. We do not believe there have been significant changes to our critical accounting policies and estimates subsequent to December 31, 2010.

OFF BALANCE SHEET ARRANGEMENTS

We have not entered into any off-balance sheet arrangements. We do not anticipate entering into any off-balance sheet arrangements during the next 12 months.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report.   Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quartlerly Report, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosure.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in the internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

WORLD MORTGAGE EXCHANGE GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

As of March 31, 2011, the Company is not involved in any legal proceedings.

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

It is critical to our success that we continue to devote financial resources to implement our business plan.  We expect that our operating expenses will increase significantly as we continue to implement our business plan. As we increase spending, there can be no assurance that we will be able to operate on a profitable basis. As a result, we may not be able to sustain profitable operations.

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

Real estate development requires the availability of significant capital.

In order for us to purchase or develop real estate and offer mortgage financing, we will require a significant capital infusion.  In addition, we may have to look to more traditional lending sources in order to close our transactions.  If we do not have sufficient capital to self finance our operations, given our limited operating history and lack of cash flow, obtaining additional funding sources will be very difficult as financial institution lending practices have become increasingly restrictive.

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

We have not yet secured any type of insurance nor can we be assured that any insurance that we obtain will provide adequate coverage.  As a result, we may incur losses due to insurance deductibles, co-payments on insured losses or uninsured losses. In the event of a substantial property loss or personal injury, the insurance coverage may not be sufficient to pay the full damages... Under these circumstances, the insurance proceeds we receive if any, might not be adequate to restore the Company’s economic position with respect to the property. In the event of a significant loss at one or more of the properties in the Company’s operations.   In this event, securing additional insurance, if possible, could be significantly more expensive.

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

Mortgages with longer terms will result in lower monthly payments and greater affordability to home buyers.  However, some home buyers may not participate in the program as their equity interest in the property will increase at a much slower rate than otherwise in a traditional 30 year mortgage.  Moreover, the interest payable over the loan term will be significantly greater than the interest paid on a 30 year mortgage. However if the borrower is current after 7 years and their mortgage interest adjusts to 0% their interest paid will be significantly less than a traditional 30 year mortgage.

Any agreement we enter into with management will not be negotiated at arm’s length.

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

Many of our potential competitors will have:

•	greater financial, technical, personnel, promotional and marketing resources;
•	longer operating histories; and
•	greater exposure to financial institutions.

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

Trading in the Company’s common stock is subject to certain regulations adopted by the SEC commonly known as the "Penny Stock Rules".  The  Company's common  stock  qualifies  as penny stock and is covered by Section  15(g) of the Securities and Exchange Act of 1934, as amended (the "1934 Act"),  which imposes additional sales practice  requirements on broker/dealers who sell the Company's common stock in the market.  The "Penny Stock" rules govern how broker/dealers can deal with their clients and "penny stock". For sales of the Company's common stock, the broker/dealer must make a special suitability determination and receive from clients a written agreement prior to making a sale. The additional burdens  imposed upon  broker/dealers  by the "penny stock" rules may discourage broker/dealers from effecting  transactions in the Company's common stock, which could  severely  limit  its  market  price and  liquidity.  This could prevent investors from reselling our common stock and may cause the price of the common stock to decline.

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

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Various statements contained herein, including those that express a belief, expectation, or intention, as well as those that are not statements of historical fact, are forward-looking statements. We use words such as “believe,” “intend,” “expect,” “anticipate,” “plan,” “may,” “will,” “should” and similar expressions to identify forward-looking statements. The forward-looking statements in this private placement memorandum speak only as of the date hereof.  We disclaim any obligation to update these statements unless required by applicable securities laws, and we caution you not to rely on them unduly. You are further cautioned that any forward-looking statements are not guarantees of future performance. Our beliefs, expectations and intentions can change as a result of many possible events or factors, not all of which are known to us or are within our control, and a number of risks and uncertainties could cause actual results to differ materially from those anticipated in the forward-looking statements. Such factors, risks and uncertainties include, but are not limited to:

•	liquidity and availability of additional or continued sources of financing;
•	the continued weakening national economy in general and the residential real estate market in particular;
•	the continued global credit crisis and capital market disruption;
•	changes in general economic and business conditions, including interest rat3es and the availability of financing;
•	our ability to compete effectively in markets that are material to us;
•	significant variability in our cash flow;
•	our ability to retain current management and hire key employees;
•	our ability to comply with laws and regulations;
•	reliance on third parties to assist us in our developmental stages; and
•	trends in pricing for residential real estate.

THE RISKS SET FORTH ABOVE SHOULD NOT BE CONSTRUED AS A COMPLETE LIST OF THE RISKS WHICH MAY AFFECT THE COMPANY’S BUSINESS, THE OFFERING OR THE RISKS WHICH YOU FACE AS A PROSPECTIVE INVESTOR. THE SECURITIES OFFERED INVOLVE A HIGH DEGREE OF RISK AND MAY RESULT IN THE LOSS OF YOUR ENTIRE INVESTMENT. ANY PERSON CONSIDERING THE PURCHASE OF THESE SECURITIES SHOULD BE AWARE OF THESE AND OTHER FACTORS SET FORTH IN THIS MEMORANDUM AND SHOULD CONSULT WITH HIS, HER OR ITS LEGAL, TAX AND FINANCIAL ADVISORS PRIOR TO MAKING AN INVESTMENT IN SECURITIES. THE SECURITIES SHOULD ONLY BE PURCHASED BY PERSONS WHO CAN AFFORD TO LOSE ALL OF THEIR INVESTMENT.

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

World Mortgage Exchange Group, Inc

Date: August 12, 2011	By:	/s/Ron Reeser
Ron Reeser
Chief Executive Officer

Date: August 12, 2011	By:	/s/ Brian James
Brian James
Chief Financial Officer