Form 10-Q
period 2011-06-30
World Mortgage Exchange Group, Inc.
filed 2011-08-15
CIK 1398488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: JUNE 30, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 30, 2011, the Company had authorized 100,000,000 shares of $.01 par value common stock of which 24,760,320 shares of common stock were issued and outstanding.

WORLD MORTGAGE EXCHANGE GROUP, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

WORLD MORTGAGE EXCHANGE GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)

ASSETS

Current Assets:
Cash and cash equivalents	$493	$79,607
Prepaid Expense		2,890
Total Current Assets:	$493	$82,479
Non Current Assets:
Inventory	$210,000	$210,000
Mortgage Receivable	$32,372	$33,263
Total Non Current Assets	$242,372	$243,263
Total Current and Non Current Assets	$242,865	$325,760

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$27,355	$7,000
Accrued Compensation Officers	$65,530	$58,332
Accrued Expenses	$23,700	$9,883
Total Current Liabilities	$116,585	$74,615

Notes Payable	$344,667	$434,667

Total Liabilities	$461,252	$509,282

Stockholders Deficit:
Common Stock, $.01 par value 100,000,000 authorized
24,760,320 issued and outstanding	$247,601	$218,295
Additional Paid In Capital	$705,978	$607,424
Deficit Accumulated Development Stage	$(1,171,966)	$(1,009,241)

Total Stockholders Defidit	$(218,387)	$(183,522)

Total liabilities & Stockholders Deficit	$242,865	$325,760

See Accompanying Notes to the Unaudited Financial Statements

WORLD MORTGAGE EXCHANGE GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED STATEMENTS OF OPERATIONS

						For the
						period from
						July 5, 2006
	For the Three Months ended			For the six Months		(Inception)
	June 30,			to June 30,		to June 30
	2011		2010	2011	2010	2011
Total Operating Revenue		$483	$1,125	$1,404	$1,125	$3,231

Operating expenses:
General and administrative		$67,015	$30,106	$164,129	$83,878	$1,094,672
Total operating expenses		$67,015	$30,106	$164,129	$83,878	$1,094,672

Other Expense:
Equity in losses of investment		-	-	-	-	$(4,278)
Interest expense – related party	$		-			$(10,456)

Total other expenses		$-	-			$(14,734)

Net Loss from continuing operations		$(66,532)	$(28,981)	$(162,725)	$(82,753)	$(1,106,175)

Discontinuing operations		-	-	-	-	$(65,791)

Net Loss		$(66,532)	$(28,981)	$(162,725)	$(82,753)	$(1,171,966)

Net Loss per Share-Basic and Diluted		$(0.0026)	$(0.0027)	$(0.0044)	$(0.0023)	$(0.0238)

Weighted Average Number of Shares
Outstanding during the Period-Basic and Diluted		37,156,951	36,739,862	37,156,951	36,739,862	37,156,951

See Accompanying Notes to the Unaudited Financial Statements

WORLD MORTGAGE EXCHANGE GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED STATEMENTS OF CASH FLOWS

					For the Period
	For the Six Months				July 5, 2006
	Ended				(Date of Inception)
	June 30,				to June 30,
	2011		2010		2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss		$(162,725)		$(82,753)	$(1,171,966)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization		-		-	5,294
Depreciation		-		-	756
Impairment loss		-		-	5,294
Stock issued for services		17,860		-	71,860
Stock issued for services-related parties		17,000		-	197,551
Stock issued for debt		93,000		93,000
Bad debt expense-related party		-		-	-
Accrued rent and rent expense paid through issuance of common stock		-		-	43,500
Equity in loss of investment in affiliate		-		-	4,278
Loss on disposal of fixed assets		-		-	1,763
Amortization of stock issued for prepaid expenses		-		-	100
Changes in Operating Assets and Liabilities
Loans receivable		-		-	(32,372)
Prepaid expenses		2,890		-	-
Non current assets		204		-	-
Accounts payable		20,355		(16,096)	27,355
Accrued expenses		14,417		-	23,700
Accrued compensation-officers		8,089		-	65,530
Accrued interest-related party		-		-	-
Net Cash Provided by Operating Activities		10,886		(98,849)	(664,357)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property for inventory		-		(35,000)	(210,000)
Purchase of equipment		-		-	(2,519)
Investment in subsidiaries		-		-	(50,239)
Cash paid for acquisition of intangible asset		-		-	(10,000)
Net Cash Used in Investing Activities		-		(35,000)	(272,758)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loans		-		-	307,204
Repayments of related party advances		-		-	(46,024)
Proceeds from notes payable-related party		-		-	162,109
Proceeds from convertible notes payable-related party		-		-	45,300
Proceeds from sale of common stock-related party		-		-	64,700
Proceeds from sale of long term bond		-		136,000	434,667
Net Liabilities distributed in spin off		-		-	59,652
Repayment of loans		(90,000)			(90,000)
Net Cash Used in Financing Activities		(90,000)		136,000	937,608
Net Increase (Decrease) in Cash and Cash Equivalents		(79,119)		2,151	493
Cash at Beginning of Period		79,607		-	-
Cash at End of Period		$493		$2,151	$493
Supplementary Cash Flow Information:
Cash paid for income taxes		$-		$-	$-
Cash paid for interest	$			$-	$4,561
Non Cash Investing and Financing Activities
Common stock issued in connection with acquisition of intangible asset		$-		$-	$588
Common stock issued for prepaid expense related party		$-		$-	$15,000
Common stock issued for accrued expenses - related party		$-	$		$16,000
Common stock issued for debt and accrued compensation - related party		$-	$		$35,000
Common stock issued for debt and accrued interest - related party		$-		$-	$411,667

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

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. At June 30, 2011, the Company had cash and cash equivalents in the amount of $493, as compared to cash or cash equivalents for the period ended December 31, 2010 or $82,479.

EARNINGS PER SHARE
Basic earnings/(loss) per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted earnings/(loss) per share is computed by dividing net income/(loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. For the six months ended June 30, 2010 the Company had 20,000,000 shares in our compensation plan that were potentially available to be issued that were potentially dilutive. For the 6 months ended June 30, 2011 the Company had 15,327,298 shares of potentially dilutive securities in the plan, and for the period from July 5, 2006 (inception) to June 30, 2011, respectively, the Company had 15,327,298 shares of outstanding potentially dilutive securities.

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

NOTE 3 - GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $162,725, net cash used in operations of $10,886 and working capital surplus of $493 at June 30, 2011.

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

NOTE 4 - STOCKHOLDERS' EQUITY (DEFICIT)

At June 30, 2011, the authorized capital of the company consists of 100,000,000 shares of common stock with a par value of $.01. On June 30, 2011, there were 24,760,320 shares issued and outstanding.

In April, 2011 the Company issued 302,000 shares of common stock to officers and consultants for professional services. In addition, the Company issued 2,097,667 shares of common stock to pay related party loans. The shares were valued based on the closing bid price on the date the shares were earned, and ranged between $.04 and $.07 per share.

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

SIX MONTHS ENDED JUNE 30, 2011 AND 2010

In March 2010 we closed on our first transaction as part of our new business plan.  We purchased a single family detached home in Ackerman, Mississippi.  The purchase price was financed by issuing the seller a convertible debenture for $35,000.

We generated revenues from continuing operations during the six months ended June 30, 2011 of $1,404 as compared to $1,125 iin the six months ending June 30, 2010.

During the six months ended June 30, 2011 we incurred general and administrative expenses totaling $164,129 as compared to $83,878 for the same period in the prior year. The increase in the current year was due primarily to an increase in expenses to implement new business plan.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2011, we have current assets in the amount of $493 and non-current assets in the form of inventory and mortgages in the amount of $242,372 for a total of 242,865 as compared to $325,760 current or non-current assets on December 31, 2010. The reason for the decrease is we used our cash to pay accrued expenses.

Our operations to date have been funded by loans and capital contributions made by our officers, directors and shareholders.

We have $461,252 total current liabilities as compared to $509,282 at December 31, 2010.  The primary reason for this decrease is we paid accrued expenses we owed at  December 31, 2010. We have a working capital of ($116,092). Unless we secure additional financing by the issuance of stock, of which there can be no assurance, or begin to generate revenues in excess of expenses, we will not be able to meet our obligations beyond the current surplus.

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

For the six months ended June 30, 2011, we used cash in operating activities of $162,725 as compared to $83,878 for the period ended June 30, 2010.

For the six months ended June 30 , 2011 and June 30, 2010, we did not use any cash in investing activities.

For the six months ended June 30, 2011, we received net cash provided by financing activities of $0 as compared to $90,000 for the six months ended June 30, 2010. During 2011, we received cash from affiliates and private investors of $0. During 2010, we received cash from related party loans and advances of $434,667.

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