Form 10-Q/A
period 2011-06-30
World Mortgage Exchange Group, Inc.
filed 2011-09-14
CIK 1398488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No.1

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  | | Yes |X| No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 30, 2011, the Company had authorized 100,000,000 shares of $.01 par value common stock of which 24,760,320 shares of common stock were issued and outstanding.

EXPLANATORY NOTE – AMENDMENT

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 of WORLD MORTGAGE EXCHANGE GROUP, INC. (the “Company”) filed with the Securities and Exchange Commission on August 15, 2011 (the “Form 10-Q”) is to furnish Exhibit 101 t the Form 10-Q in accordance with Rule 405 of Regulation S-T

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report:

Exhibit No.	Title of Document

31.1*
Certification of the Chief Executive Officer pursuant to Rule 13a- 14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

32.2*
Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

* These exhibits were previously included or incorporated by reference in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011.

** Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus fro purposes of Sections 11 or 12 of the Securit8ies Act of 1933, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

World Mortgage Exchange Group, Inc

Date: September 13, 2011	By:	/s/ Ron Reeser
Ron Reeser
Chief Executive Officer

Date: September 13, 2011	By:	/s/ Brian James
Brian James Chief Financial Officer