Form 10-Q
period 2011-09-30
World Mortgage Exchange Group, Inc.
filed 2011-11-15
CIK 1398488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: SEPTEMBER 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

COMMISSION FILE NUMBER: 333-142907

WORLD MORTGAGE EXCHANGE GROUP, INC.
(Exact name of small business issuer as specified in its charter)

Florida	76-0835007
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

4470 Chamblee Dunwoody Road, Suite 290
Atlanta, Georgia 30338
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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 30, 2011, the Company had authorized 100,000,000 shares of $.01 par value common stock of which 24,760,320 shares of common stock were issued and outstanding.

WORLD MORTGAGE EXCHANGE GROUP, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WORLD MORTGAGE EXCHANGE GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)

ASSETS

Current Assets:
Cash and cash equivalents	$1,059	$79,607
Prepaid Expense		2,890
Total Current Assets:	$1,059	$82,479
Non Current Assets:
Inventory	$210,000	$210,000
Mortgage Receivable	$32,039	$33,263
Total Non Current Assets	$243,098	$243,263

Total Current and Non Current Assets	$243,098	$325,760

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$91,002	$16,883
Accrued Compensation Officers	$92,532	$58,332
Due to related parties	$250	$—
Total Current Liabilities	$183,784	$74,615

Notes Payable	$344,667	$434,667

Total Liabilities	$528,451	$509,282

Stockholders Deficit:
Common Stock, $.01 par value 100,000,000 authorized 24,760,320 issued and outstanding	$247,601	$218,295
Additional Paid In Capital	$705,978	$607,424
Deficit Accumulated Development Stage	$(1,238932)	$(1,009,241)

Total Stockholders Deficit	$(285,353)	$(183,522)

Total liabilities & Stockholders Deficit	$243,098	$325,760

See Accompanying Notes to the Unaudited Financial Statements

WORLD MORTGAGE EXCHANGE GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED STATEMENTS OF OPERATIONS

					For the
					period from
					July 5, 2006
	For the Three Months ended		For the nine Months		(Inception)
	Sept 30,		to Sept 30,		to Sept 30
	2011	2010	2011	2010	2011
Total Operating Revenue	$744	$1,125	$2,148	$2,250	$3,975

Operating expenses:
General and administrative	$67,710	$27,490	$231,839	$111,368	$1,177,716
Total operating expenses	$67,710	$27,490	$231,839	$111,368	$1,177,716

Net Loss from continuing operations	$(66,966)	$(26,365)	$(229,691)	$(109,118)	$(1,173,141)

Discontinuing operations	-	-	-	-	$(65,791)
Net Loss	$(66,966)	$(26,365)	$(229,691)	$(109,118)	$(1,238,932)

Net Loss per Share-Basic and Diluted	$(0.0018)	$(0.0007)	$(0.0062)	$(0.0029)	$(0.0333)

Weighted Average Number of Shares Outstanding during the Period-Basic and Diluted	37,156,951	36,739,862	37,156,951	36,739,862	37,156,951

See Accompanying Notes to the Unaudited Financial Statements

WORLD MORTGAGE EXCHANGE GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED STATEMENTS OF CASH FLOWS

					For the Period
	For the Nine Months				July 5, 2006
	Ended				(Date of Inception)
	Sept 30,				to Sept 30,
	2011		2010		2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss		$(229,691)		$(109,118)	$(1,238,932)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization		-		-	5,294
Depreciation		-		-	756
Impairment loss		-		-	5,294
Stock issued for services		17,860		-	71,860
Stock issued for services-related parties		17,000		-	197,551
Stock issued for debt		93,000		-	93,000
Amortization of stock issued for prepaid expenses		-		-	100
Accrued rent and rent expense paid through issuance of common stock		-		-	43,500
Equity in loss of investment in affiliate		-		-	4,278
Loss on disposal of fixed assets		-		-	2,036
Changes in Operating Assets and Liabilities
Loans receivable		-		-	-
Prepaid expenses		2,890		-	-
Non current assets		1,224		-	-
Accounts payable		84,002			91,002
Accrued expenses		25,167		(16,096)	92,782
Accrued compensation-officers		-		-	-
Accrued interest-related party		-		-	-
Net Cash Provided by (used in)Operating Activities		11,452		(125,214)	(631,479)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property for inventory		-		-	(210,000)
Purchase of equipment		-		-	(2,519)
Mortgage receivable		-		-	(32,312)
Investment in subsidiaries		-		-	(50,239)
Cash paid for acquisition of intangible asset		-		-	(10,000)
Net Cash Used in Investing Activities		-		-	(305,070)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loans		-		-	307,204
Repayments of related party advances		-		-	(46,024)
Proceeds from notes payable-related party		-		-	162,109
Proceeds from convertible notes payable-related party		-		-	45,300
Proceeds from sale of common stock-related party		-		-	64,700
Proceeds from sale of long term bond		-		126,000	434,667
Net Liabilities distributed in spin off		-		-	59,652
Repayment of loans		(90,000)			(90,000)
Net Cash Used in Financing Activities		(90,000)		126,000	937,608
Net Increase (Decrease) in Cash and Cash Equivalents		(78,548)		126,000	-
Cash at Beginning of Period		79,607		-	-
Cash at End of Period		$1,059		$786	$1,059
Supplementary Cash Flow Information:
Cash paid for income taxes		$-		$-	$-
Cash paid for interest	$			$-	$4,561
Non Cash Investing and Financing Activities
Common stock issued in connection with acquisition of intangible asset		$-		$-	$588
Common stock issued for prepaid expense related party		$-		$-	$15,000
Common stock issued for accrued expenses - related party		$-	$		$16,000
Common stock issued for debt and accrued compensation - related party		$-	$		$35,000
Common stock issued for debt and accrued interest - related party		$-		$-	$411,667

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

The unaudited interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management's Discussion and Analysis, for the year ended December 31, 2010. The interim results for the period ended September 30, 2011 are not necessarily indicative of the results for the full fiscal year.

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

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. At September 30, 2011, the Company had cash and cash equivalents in the amount of $1,059, as compared to cash or cash equivalents for the period ended December 31, 2010 or $82,479.

EARNINGS PER SHARE

Basic earnings/(loss) per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted earnings/(loss) per share is computed by dividing net income/(loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. For the nine months ended September 30, 2010 the Company had 20,000,000 shares in our compensation plan that were potentially available to be issued that were potentially dilutive. For the nine months ended September 30, 2011 the Company had 15,327,298 shares of potentially dilutive securities in the plan, and for the period from July 5, 2006 (inception) to September 30, 2011, respectively, the Company had 15,327,298 shares of outstanding potentially dilutive securities.

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

NOTE 3 - GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $229,691, net cash provided by operations of $11,452 and working capital deficit of $182,725 at September 30, 2011.

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

NOTE 4 - STOCKHOLDERS' EQUITY (DEFICIT)

At September 30, 2011, the authorized capital of the company consists of 100,000,000 shares of common stock with a par value of $.01. On September 30, 2011, there were 24,760,320 shares issued and outstanding.

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

CURRENT BUSINESS STRATEGY

The Company’s initial focus is on the purchase and sale of single family houses in our target markets. We intend to purchase houses at a maximum of 75% of current appraisal and sell that house at 100% of current appraisal. We have developed a favorable mortgage instrument known as the 49/21 mortgage. This mortgage will be offered to buyers of WEMG owned properties. By providing favorable financing, WMEG expects to be able to sell our assets without having to rely on the government backed mortgage market or the private secondary mortgage market. The company is an asset holding company primarily holding 49/21 mortgage paper for the term of 21 to 49 years for the purpose of building monthly cash flow and book value.

To fully implement our business plan, the Company will require a significant capital infusion the extent of which cannot be reasonably forecast at this time. If we issue shares of our common stock, existing shareholders will experience significant dilution. Any debt financing may not be available or if available, may not be available on terms suitable for the Company.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

To date our operations have been funded by private investment from our officers, directors and investors. Our management team is focused on building the initial capital structure of this Company in a way that develops a solid foundation with like minded individual investors. We have discussed various capital structure strategies with investment bankers and private investors but management (with Board approval) has continued to have a long term view of building our initial capital structure according to defined plan that keeps our model in tact. We did not issue any common stock to investors in the first 9 months of 2011. Subsequent to the nine months ended September 30, 2011 our board approved a Private Placement Memorandum to in the amount of $12,600,000 offering 126 units at $100,000 each. Each unit is comprised of a Senior Secured Note with a 5 year term that pays 5% per annum in the amount of $99,670 each and 33,000 shares of common stock at $0.01 per share for a total of $330 resulting in a total unit price of $100,000. In addition, each Senior Secured Note is convertible to common shares at a price of $10 per share or the average of the last 10 days bid price whichever is greater. In this current offering our management team has also structured an additional collateral position for the private investor to further protect the investor’s downside risk. Each Senior Secured Note will have the full faith and assets of company behind it, but in addition, each note will have a direct tie to a specific 49/21 loan of greater value. The addition of this collateral position further protects the investor by allowing the investor to exchange his Senior Secured Note for a 49/21 mortgage if the Company fails to pay the investor note. This offering is being made available to qualified investors only.

During the nine months ended September 30, 2011 management has been working with commercial borrowers to refine a 49/21 mortgage product with a commercial refinance application. Commercial borrowers have indicated they are having problems with banks when attempting to refinance well located, cash flowing commercial properties with over 30% equity. Banks are being mandated by the regulators to generally disregard equity in the refinance process of commercial properties and require principal reduction, interest rate increases and one year terms. In response to this problem, management has developed a 49/21 commercial refinance product that provides the commercial borrower a 21 year term, no principal reduction (if the borrower has 30% equity) and a 3.2% effective interest rate. The response from commercial borrowers to this product has been positive.

Subsequent to the nine months ended September 30, 2011 management has been working to develop a product that will serve the elder care market. Management was approached by a highly regarded elder care law practice to develop the proto type of a 49/21 mortgage that would be used to fund an elder care house sale - lease back program. This program allows the elderly to stay in their home and receive in home care rather than moving into a facility. Our 49/21 Elder Care financing product is designed to provide cash for the elderly as well as allow them to remain in their home. We are refining this product and expect to have it available soon.

Each of the 49/21 products depend on significant capital infusion into the Company in the near future. There is no assurance that we will be able to raise the capital required to fund any of the purchases that would result in selling the asset with a 49/21 product.

We generated revenues from continuing operations during the nine months ended September 30, 2011 of $2,148 as compared to $2,250 in the nine months ending September 30, 2010.

During the nine months ended September 30, 2011 we incurred general and administrative expenses totaling $231,839 as compared to $111,368 for the same period in the prior year. The increase in the current year was due primarily to an increase in expenses to implement new business plan.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2011, we have current assets in the amount of $1,059 and non-current assets in the form of inventory and mortgages in the amount of $242,039 for a total of 243,098 as compared to $325,760 current or non-current assets on December 31, 2010. The reason for the decrease is we used our cash to pay accrued expenses.

Our operations to date have been funded by loans and capital contributions made by our officers, directors and shareholders.

We have $183,784 in total current liabilities as compared to $74,615 at December 31, 2010. The primary reason for this increase is we paid accrued expenses we owed at December 31, 2010. We have a working capital deficit of $182,725. Unless we secure additional financing by the issuance of stock, of which there can be no assurance, or begin to generate revenues in excess of expenses, we will not be able to meet our obligations.

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

For the nine months ended September 30, 2011, operation activities provided cash of $11,452 as compared we used cash of $125,214 for the period ended September 30, 2010.

For the nine months ended September 30, 2011 and September 30, 2010, we did not use any cash in investing activities.

For the nine months ended September 30, 2011, we received net cash provided by financing activities of $0 as compared to $90,000 for the nine months ended September 30, 2010. During 2011, we received cash from affiliates and private investors of $0. During 2010, we received cash from related party loans and advances of $434,667.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in the internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

WORLD MORTGAGE EXCHANGE GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

As of September 30, 2011, the Company is not involved in any legal proceedings.

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

In order for us to purchase or develop real estate and fund the 49/21 mortgage financing, we will require a significant capital infusion. In addition, we may have to look to more traditional lending sources in order to close our transactions. If we do not have sufficient capital to self finance our operations, given our limited operating history and lack of cash flow, obtaining additional funding sources may be very difficult as financial institution lending practices have become increasingly restrictive.

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

Mortgages with longer terms will result in lower monthly payments and greater affordability to home buyers.  However, some home buyers may not participate in the program as their equity interest in the property will increase at a much slower rate than otherwise in a traditional 30 year mortgage.  Moreover, the interest payable over the loan term will be significantly greater than the interest paid on a 30 year mortgage. However if the borrower is current after 7 years and their mortgage interest adjusts to 0% their equity will rapidly increase and the interest paid will be significantly less than a traditional 30 year mortgage.

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

THE RISKS SET FORTH ABOVE SHOULD NOT BE CONSTRUED AS A COMPLETE LIST OF THE RISKS WHICH MAY AFFECT THE COMPANY’S BUSINESS, THE OFFERING OR THE RISKS WHICH YOU FACE AS A PROSPECTIVE INVESTOR. THE SECURITIES WE MAY OFFER INVOLVE A HIGH DEGREE OF RISK AND MAY RESULT IN THE LOSS OF YOUR ENTIRE INVESTMENT. ANY PERSON CONSIDERING THE PURCHASE OF OUR SECURITIES SHOULD BE AWARE OF THESE AND OTHER FACTORS SET FORTH IN THIS REPORT AND SHOULD CONSULT WITH HIS, HER OR ITS LEGAL, TAX AND FINANCIAL ADVISORS PRIOR TO MAKING AN INVESTMENT IN SECURITIES. THE SECURITIES SHOULD ONLY BE PURCHASED BY PERSONS WHO CAN AFFORD TO LOSE ALL OF THEIR INVESTMENT.

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

World Mortgage Exchange Group, Inc

Date:	November 12, 2011	By: /s/Ron Reeser
Ron Reeser
Chief Executive Officer

Date:	November 12, 2011	By: /s/ Brian James
Brian James
Chief Financial Officer